Form 10-Q
period 2010-09-30
L&L Acquisition Corp.
filed 2011-01-07
CIK 1499482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________
Commission file number 000-54206
L&L ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-3109518 (I.R.S. Employer Identification No.)
265 Franklin Street, 20th Floor, Boston, MA 02110
(Address of Principal Executive Offices, Including Zip Code)
(617) 330-7755
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	1,437,500 shares
Class	Outstanding at September 30, 2010

L&L ACQUISITION CORP.
(a development stage company)
Form 10-Q
For the Quarterly Period Ended September 30, 2010

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.
L&L Acquisition Corp.
(a development stage company)
CONDENSED BALANCE SHEET
(unaudited)

September 30,
2010

ASSETS
Current assets:
Cash	$79,211

Deferred offering costs	160,750

Total assets	$239,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$150,000
Notes payable, stockholders	75,000

Total current liabilities	225,000

Commitments

Stockholders’ equity:
Common stock, $.0001 par value, 100,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	24,856
Deficit accumulated during development stage	(10,039)

Total stockholders’ equity	14,961

Total liabilities and stockholders’ equity	$239,961

See accompanying notes to condensed financial statements.

L&L Acquisition Corp.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS
(unaudited)
For the period from July 26, 2010 (date of inception) to September 30, 2010

Revenue:	$—
General and administrative expenses	10,066

Loss from operations	(10,066)
Interest and dividend income	27

Income before provision for income taxes	(10,039)
Provision for income taxes	—

Net loss attributable to common stockholders	$(10,039)

Weighted average number of common shares outstanding	1,437,500

Basic and diluted net loss per share attributable to stockholders	$(0.01)

See accompanying notes to condensed financial statements.

L&L Acquisition Corp.
(a development stage company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
For the period from July 26, 2010 (date of inception) to September 30, 2010

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on July 26, 2010 at $.017 per share	1,437,500	$144	$24,856	$—	$25,000

Net loss attributable to common stockholders	—			(10,039)	(10,039)

Balance, September 30, 2010	1,437,500	$144	$24,856	$(10,039)	$14,961

See accompanying notes to condensed financial statements.

L&L Acquisition Corp.
(a development stage company)
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)
For the period from July 26, 2010 (date of inception) to September 30, 2010

Cash Flows from Operating Activities
Net loss	$(10,039)
Changes in operating assets and liabilities:
(Increase) in deferred offering costs	(160,750)
Increase in accrued expenses	150,000

Net cash used in operating activities	(20,789)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	75,000
Proceeds from issuance of stock to initial stockholders	25,000

Net cash provided by financing activities	100,000

Net increase in cash	79,211

Cash at beginning of the period	—

Cash at end of the period	$79,211

Supplemental schedule of non-cash financial activities:
Accrual of deferred offering costs	$150,000

See accompanying notes to condensed financial statements.

L&L ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed financial statements as of September 30, 2010, the results of operations and cash flows for the period from July 26, 2010 (inception) through September 30, 2010, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of L&L Acquisition Corp. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
2. Description of Organization and Business Operations
The Company, a corporation in the development stage, was incorporated in the state of Delaware on July 26, 2010. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date with the exception of interest income. The Company is considered to be in the development stage as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (as defined in Note 4 below), although substantially all of the net proceeds of the initial public offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount equal to 101.0% of the gross proceeds of the initial public offering will be held in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, it will proceed with a Business Combination if a majority of the outstanding shares of common stock voted are voted in favor of a Business Combination. In connection with such a vote, if a Business Combination is approved and completed, stockholders that vote against a Business Combination and elect to put their shares of common stock back to the Company for cash will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against a Business Combination and electing to put shares of common stock to the Company shall be entitled to receive a per share pro rata portion of the Trust Account excluding interest and net of franchise and income taxes payable and (ii) public stockholders voting in favor of a Business Combination and electing to put shares of common stock to us shall be entitled to receive a per share pro rata portion of the Trust Account together with interest thereon but net of franchise and income taxes payable. These shares of common stock will be recorded at a fair value and classified as temporary equity upon the completion of the initial public offering, in accordance with FASB ASC 480 “Distinguishing Liabilities from Equity”. John L. Shermyen, LLM Structured Equity Fund L.P., and LLM Investors L.P. (the “Sponsors”) and John A. Svahn, E. David Hetz, Alan W. Pettis, William A. Landman, Diane M. Daych, Mitchell Eisenberg, M.D. and Alan R. Hoops (the “Assignees” and, collectively with the Sponsors, the “initial stockholders”) have agreed, in the event the Company is required to seek stockholder approval of a Business Combination, to vote their initial shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the offering in favor of a Business Combination.
The Company’s Sponsors, officers and directors have agreed that the Company will only have 18 months from the date of the initial public offering prospectus to consummate a Business Combination. If the Company does not consummate a Business Combination within such 18 month period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than two business days thereafter, redeem 100% of its public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (including interest), less franchise and income taxes payable, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and our board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The initial stockholders have waived their rights to participate in any redemption with respect to their initial shares. However, if the initial stockholders acquire shares of common stock in or after the initial public offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit.

3. Significant Accounting Policies
Development Stage Company
The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2010, the Company has not commenced any operations nor generated revenue. All activity through September 30, 2010 relates to the Company’s formation and the initial public offering. Following such offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the initial public offering.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2010, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, only until 2013 and then reverts back to $100,000. The Company has not experienced losses on these accounts and we believe that our exposure to material risks on such accounts is limited.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs
The Company complies with the requirements of FASB ASC 340 “Other Assets and Deferred Offering Costs”. Deferred offering costs consist principally of $150,000 of legal fees incurred through the balance sheet date that are related to the initial public offering and that will be charged to stockholders’ equity upon the completion of the initial public offering or charged to operations if the initial public offering is not completed.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
There were no unrecognized tax benefits as of September 30, 2010. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2010. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operations and cash flows as of and for the period July 26, 2010 (date of inception) to September 30, 2010.
Recently Issued Accounting Standards
In January 2010, FASB issued “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e., transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and (iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009. However, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the amendment did not have a material impact on the Company’s condensed interim financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
4. Initial Public Offering
Pursuant to the initial public offering, the Company will offer for sale up to 5,000,000 units (subsequently reduced to 4,000,000 units, see Note 8) at $10 per unit (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing on the later of (a) one year from the date of the prospectus for the initial public offering or (b) the completion of a Business Combination, and will expire five years from the date of the consummation of a Business Combination. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.
5. Related Party Transactions
As of September 30, 2010
The Company issued a $37,500 unsecured promissory note each to John L. Shermyen and LLM Structured Equity Fund L.P. on July 29, 2010. The notes are non-interest bearing and are payable on the earlier of June 30, 2011 or the consummation of the initial public offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount of $75,000.
In July 2010, John L. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. purchased an aggregate of 1,437,500 shares of our common stock, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. These shares are referred to as the “initial shares.”
Subsequent Related Party Transactions
On November 22, 2010, each of John L. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. returned to us an aggregate of 287,500 of such initial shares, which have been cancelled. Following the cancellation, the remaining initial shares consisted of (i) 511,111 shares (up to 66,667 of which will be forfeited if the underwriters’ over-allotment option is not exercised in full) which will be held in escrow until the first anniversary of a Business Combination and (ii) 638,889 shares (up to 83,333 of which will be forfeited if the underwriters’ over-allotment option is not exercised in full) which will be held in escrow and forfeited on the fifth anniversary of a Business Combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following a Business Combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Subsequent to the purchase of the initial shares, (i) John L. Shermyen transferred at cost an aggregate of 58,219 of these shares to William A. Landman and Mitchell Eisenberg, each of whom is a member of our advisory board, and Alan W. Pettis, E. David Hetz and Diane M. Daych, each of whom is a director, (ii) LLM Investors L.P. transferred at cost an aggregate of 2,197 of these shares to E. David Hetz and Diane M. Daych and (iii) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 56,022 of these shares to Alan R. Hoops, a member of our advisory board, John A. Svahn, a director, E. David Hetz and Diane M. Daych. The Company’s initial stockholders have contractually agreed with the Company that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them.
The Sponsors, certain of the Company’s directors and advisors and the underwriters have agreed to purchase, in a private placement, 3,040,000 Warrants (the “Sponsor Warrants”) prior to the initial public offering at a price of $0.75 per warrant (for an aggregate purchase price of $2,280,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per warrant for such Sponsor Warrants will exceed the fair value of such Sponsor Warrants on the date of the purchase. The valuation is based on comparable initial public offerings by previous blank check companies. The purchasers of the Sponsor Warrants have agreed that such Sponsor Warrants will not be sold or transferred until 30 days following consummation of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to such holders will expire worthless. The Company intends to classify the Sponsor Warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815 “Derivatives and Hedging”.
Commencing on November 29, 2010, the Company entered into an Administrative Services Agreement with LLM Capital Partners LLC for an aggregate monthly fee of $7,500 for office space, secretarial, and administrative services. This agreement will expire upon the earlier of: (a) the successful completion of a Business Combination, (b) 18 months from the date of the prospectus for the initial public offering, or (c) the date on which the Company is dissolved and liquidated.
The initial stockholders are entitled to registration rights pursuant to a registration rights agreement entered into on or before the date of the prospectus for the initial public offering. The initial stockholders will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to their shares of common stock, the Warrants and the common stock underlying the Warrants, commencing on the date such common stock or Warrants are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
6. Commitments and Contingencies
The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover the over-allotment at the initial public offering price less the underwriting discounts and commissions.

The underwriters will be entitled to an underwriting discount of two and one half percent (2.5%) which shall be paid in cash at the closing of the initial public offering, including any amounts raised pursuant to the over-allotment option. Furthermore, two and one half percent (2.5%) of the funds released from the Trust Account to the Company or the target upon closing of a Business Combination shall be paid as a placement fee to Morgan Joseph LLC or such other firms, if any, who are instrumental in advising the Company with respect to the completion of a Business Combination.
7. Income Taxes
The components of the Company’s deferred tax asset is approximately as follows:

Net operating loss carry-forward	$4,000
Less, valuation allowance	(4,000)

$—

8. Subsequent Events
The registration statement for the Company’s initial public offering was declared effective by the SEC on November 23, 2010. The Company consummated the initial public offering on November 29, 2010 and received net proceeds of approximately $38,247,834, before deducting deferred underwriting compensation of $1,000,000 and includes $200,000 received for the purchase of 266,667 Warrants by the underwriters. The Company sold to the public 4,000,000 Units at a price of $10.00 per Unit. Simultaneously with the consummation of the initial public offering, the Company consummated the private sale of 3,040,000 Warrants to the Sponsors, certain of the Company’s directors and advisors and the underwriters, at a price of $0.75 per Warrant, generating gross proceeds of $2,280,000 (the “Private Placement”). Net proceeds received by the Company from the consummation of both the initial public offering and the Private Placement totaled approximately $41,280,000, net of underwriters’ commissions payable at close. $40,400,000 of the net proceeds was placed in the Trust Account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee. The remaining $880,000 of net proceeds was held outside of the Trust Account and was placed in a bank account with Citizens Bank, N.A. Of this amount, approximately $500,000 was used to pay for other non-underwriting costs and expenses relating to the offering and approximately $380,000 will be used to pay for due diligence costs of prospective targets and legal and accounting expenses related to the investigations, structuring and negotiations of an initial business combination and other miscellaneous expenses.
On November 29, 2010, the Company sold to the public 4,000,000 Units at $10 per Unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and one Warrant. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing on the later of (a) 30 days after the completion of a Business Combination or (b) one year from November 23, 2010, the date of the prospectus for the initial public offering, and will expire five years from the consummation of a Business Combination. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.
In connection with the initial public offering, the Sponsors purchased 586,400 Units at $10 per Unit on November 29, 2010.
Simultaneous with the consummation of the initial public offering, the underwriters were granted a 45-day option to purchase up to an additional 600,000 Units to cover over-allotment, if any. This option expires on January 7, 2011. A representative of the underwriters has informed the Company that the underwriters do not intend to exercise the over-allotment option.
See also Note 5, Related Party Transactions — Subsequent Related Party Transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the SEC in connection with our initial public offering. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” of the prospectus filed with the SEC in connection with our initial public offering.
Overview
L&L Acquisition Corp. is a newly-organized blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination, which we refer to throughout this Quarterly Report on Form 10-Q as a Business Combination, with one or more operating businesses or assets that we have not yet identified. We intend to focus on businesses in the healthcare industry or healthcare-related assets, but we may pursue opportunities in other business sectors. We have not identified any acquisition target and we have not, nor has anyone on our behalf, initiated any discussions, directly or indirectly, with respect to identifying any acquisition target. Unlike many other blank check companies, we are not required to consider a target’s valuation when entering into or consummating a Business Combination. We will have considerable flexibility in identifying and selecting a prospective acquisition target, except that we will not acquire another blank check company or a similar type of company. Our Sponsors, officers and directors have agreed that we will only have 18 months from the closing of the initial public offering to consummate a Business Combination.

Results of Operations
For the period from July 26, 2010 (inception) through September 30, 2010, we had a net loss of $10,039. Beginning November 29, 2010 (the date of the consummation of our initial public offering) until our consummation of a Business Combination, we expect interest earned on the offering proceeds held in our Trust Account to be our primary source of income. We will generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering. We also expect to incur substantially increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with identifying, negotiating and consummating a Business Combination.
Liquidity and Capital Resources
We consummated our initial public offering of 4,000,000 Units at a price of $10 per Unit on November 29, 2010. Gross proceeds from our initial public offering were $40,000,000. Total net proceeds were approximately $38,247,834, before deducting deferred underwriting compensation of $1,000,000 and includes $200,000 received for the purchase of 266,667 warrants by the underwriters. Upon the closing of the initial public offering and the private placement of warrants, $40,400,000 was placed in the Trust Account. We intend to use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating a Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Account to operate through May 29, 2012, assuming that a Business Combination is not consummated during that time.
We expect our primary liquidity requirement during this period to include approximately $380,000 for legal, accounting and other expenses associated with due diligence of a prospective target business including structuring, negotiating and documenting a Business Combination; $150,000 of expenses for the due diligence (excluding accounting and legal due diligence) of prospective target businesses by our officers, directors and Sponsors; $125,000 of legal and accounting expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination; $30,000 reserve for liquidation expenses; and $75,000 that will be used for other miscellaneous expenses and reserves, including for audit fees, as well as stock transfer agent expenses. We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a Business Combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a Business Combination.

As of September 30, 2010, we had cash of $79,211. Until the consummation of our initial public offering, our only source of liquidity was a $75,000 loan made to us in July 2010 by John L. Shermyen and LLM Structured Equity Fund L.P., two of our Sponsors. These loans were repaid out of the proceeds from the initial public offering that was consummated on November 29, 2010. All liabilities of the Company at September 30, 2010 were related to costs associated with the initial public offering.
Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $7,500 for office space and general and administrative services payable to LLM Capital Partners LLC, an affiliate of LLM Structured Equity Fund L.P., one of our Sponsors, Patrick J. Landers, our President, and Frederick S. Moseley IV, a member of our advisory board and partial owner of LLM Capital Partners LLC. We began incurring this fee on November 29, 2010, and will continue to incur this fee monthly until the completion of a Business Combination.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We were incorporated in Delaware on July 26, 2010 and were considered in the development stage at September 30, 2010 and had not yet commenced any operations. All activity through September 30, 2010 relates to our formation and our initial public offering. We did not have any financial instruments that were exposed to market risks at September 30, 2010.

Item 4.	Controls and Procedures.
We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We will be required to comply with the applicable internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2011. Additionally, we expect to assess the internal controls of our target business or businesses prior to the completion of a Business Combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for a Business Combination may have internal controls that are deficient.
If required by Section 404, we will retain our independent registered public accounting firm to audit and render an opinion on our management’s assessment of our internal controls. The independent registered public accounting firm may identify additional issues concerning our internal controls or a target business’ internal controls while performing their audit of internal control over financial reporting. The results of management’s assessment and/or the audit of management’s assessment by our independent registered public accounting firm may result in the identification of additional deficiencies in internal controls and we may incur additional expense in designing, enhancing and remediating internal and disclosure controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in the registration statement on Form S-1 (File No. 333-168949) filed in connection with our initial public offering, which the SEC declared effective on November 23, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On November 29, 2010, we consummated our initial public offering of 4,000,000 Units, with each Unit consisting of one share of our common stock and one Warrant to purchase one share of our common stock at an exercise of $11.50 per share. The Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) 12 months from the closing of the initial public offering. The Warrants expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Warrants will be redeemable in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The Units in the public offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $40,000,000. Morgan Joseph LLC acted as sole book-running manager and EarlyBirdCapital, Inc. acted as co-manager of the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-168949). The SEC declared the registration statement effective on November 23, 2010.
We paid a total of $1,000,000 in underwriting discounts and commissions and approximately $500,000 for other costs and expenses related to the offering. In addition, the underwriters agreed to defer up to $1,210,000 in contingent underwriting discounts and commissions, which amount will be payable upon consummation of a Business Combination if consummated. We also repaid two of our Sponsors each $37,500 in satisfaction of the two outstanding promissory notes after the closing of our initial public offering.
We also consummated the simultaneous private sale of the 3,040,000 Sponsor Warrants to our Sponsors at a price of $0.75 per warrant (for an aggregate purchase price of $2,280,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsors) and they will not be redeemable by the Company so long as they are held by our Sponsors or their permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in our initial public offering, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering were approximately $38,247,834 and an amount of $40,400,000 (or approximately $10.10 per Unit sold in the initial public offering) was placed in the Trust Account.

Item 3.	Defaults Upon Senior Securities.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) List of exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a) / Rule 15d-14(a) Certification

31.2	Rule 13a-14(a) / Rule 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L&L ACQUISITION CORP.
Date: January 7, 2011	/s/ Peter Schofield
Peter Schofield
Secretary and Chief Financial Officer (Authorized Officer and Principal Financial Officer)