Form 10-K
period 2010-12-31
L&L Acquisition Corp.
filed 2011-03-31
CIK 1499482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-54206

L&L ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	27-3109518 (I.R.S. Employer Identification No.)

265 Franklin Street, 20th Floor
Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)
(617) 330-7755
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, $0.0001 par value
Warrants (each Warrant is exercisable for one share of Common Stock)
Units (each Unit is comprised of one share of Common Stock and one Warrant)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of March 23, 2011, there were outstanding 5,000,000 shares of common stock, $.0001 par value per share. The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by the Over-the-Counter Bulletin Board, was approximately $38,646,313.
Documents Incorporated by Reference
None.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, the following:
•	our status as a development stage company;
•	the reduction of the proceeds held in the trust account due to third party claims;
•	our selection of a prospective target business or asset;
•	our issuance of our capital shares or incurrence of debt to complete a business combination;
•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;
•	conflicts of interest of our officers and directors;
•	potential current or future affiliations of our officers and directors with competing businesses;
•	our ability to obtain additional financing if necessary;
•	our sponsors’ ability to control or influence the outcome of matters requiring stockholder approval due to their substantial interest in us;
•	the adverse effect the outstanding warrants may have on the market price of our common stock;
•	the adverse effect on the market price of our common stock due to the existence of registration rights with respect to the securities owned by our sponsors;
•	the lack of a market for our securities;
•	our dependence on our key personnel;
•	business and market outlook;
•	costs of complying with applicable laws; and
•	those other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, or SEC.
These risks and others described under “Risk Factors” may not be exhaustive.

PART I

Item 1.	Business.
Introduction
We are a blank check company organized under the laws of the State of Delaware on July 26, 2010 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination, (which we refer to throughout this Annual Report on Form 10-K (“Annual Report”) as our initial business combination), one or more operating businesses or assets. We intend to focus on businesses in the healthcare industry or healthcare related assets, but we may pursue opportunities in other business sectors.
On November 29, 2010, a registration statement relative to the initial public offering of our common stock was declared effective by the SEC and on November 29, 2010, we consummated our initial public offering. In July 2010, John L. Shermyen, our chairman and chief executive officer, LLM Structured Equity Fund L.P. and LLM Investors L.P. purchased an aggregate of 1,437,500 shares of our common stock, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Subsequently, on November 22, 2010, each of Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. returned to us an aggregate of 287,500 of such initial shares, which we have cancelled. These shares are referred to throughout this Annual Report as the initial shares and consist of (i) 511,111 shares (66,667 of which were forfeited as the underwriters’ over-allotment was not exercised) which will be held in escrow until the first anniversary of our initial business combination and (ii) 638,889 shares (83,333 of which were forfeited as the underwriters’ over-allotment was not exercised) which will be held in escrow and forfeited on the fifth anniversary of our initial business combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following our initial business combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Subsequent to the purchase of the initial shares, (i) Mr. Shermyen transferred at cost an aggregate of 58,219 of these shares to William A. Landman and Mitchell Eisenberg, each of whom is a member of our advisory board, and Alan W. Pettis, E. David Hetz and Diane M. Daych, each of whom is a director, (ii) LLM Investors L.P. transferred at cost an aggregate of 2,197 of these shares to Mr. Hetz and Ms. Daych and (iii) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 56,022 of these shares to Alan R. Hoops, a member of our advisory board, John A. Svahn, a director, Mr. Hetz and Ms. Daych. Our initial stockholders have contractually agreed with us that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them.
The initial shares are identical to the shares of common stock included in the units sold in the initial public offering except that our initial stockholders agreed (i) to waive their redemption rights with respect to their initial shares and public shares in connection with the completion of our initial business combination and (ii) to waive their redemption rights with respect to their initial shares if we fail to complete a business combination within 18 months from the closing of the initial public offering, although they will be entitled to redemption rights with respect to any public shares they own if we fail to complete a business combination within such time period. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their initial shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the initial public offering in favor of our initial business combination.

Simultaneously with the completion of the initial public offering, our sponsors, certain of our directors and advisors and the underwriters purchased an aggregate of 3,040,000 warrants from us at a price of $0.75 per warrant ($2,280,000 in the aggregate) in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act. These warrants are referred to throughout this Annual Report as the private placement warrants. Each private placement warrant entitles the holder to purchase one share of our common stock at $11.50 per share. The $2,280,000 in proceeds from the sale of the private placement warrants were added to the proceeds of the initial public offering and placed in a trust account, or Trust Account, at J.P. Morgan Chase, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. If we do not complete a business combination within 18 months from the closing of the initial public offering, the $2,280,000 in proceeds from the sale of the private placement warrants will be used to fund our redemption of the public shares, and the private placement warrants will expire worthless.
The private placement warrants are identical to the warrants sold in the initial public offering except that if held by the original holders or their permitted assigns, (i) they will not be redeemable by us, (ii) they may be exercised by the holders on a cashless basis and (iii) with respect to the private placement warrants held by the underwriters, they will expire five years from the effective date of the initial public offering. In addition, the private placement warrants will be held in escrow until 30 days following the completion of our initial business combination.
Current Activities
Since our initial public offering, our sole business activity has been identifying and evaluating suitable initial business combination candidates in the healthcare industry. Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors as well as their affiliates have also brought to our attention target business candidates. In no event, however, will we pay any of our existing officers, directors, or stockholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination. However, we have not identified any acquisition target. Unlike many other blank check companies, we are not required to consider a target’s valuation when entering into or consummating our initial business combination. We will have considerable flexibility in identifying and selecting a prospective acquisition target, except that we will not acquire another blank check company or a similar type of company. Our sponsors, officers and directors have agreed that we will only have 18 months from the closing of the initial public offering to consummate our initial business combination. Although we may acquire a non-United States business, our primary search for acquisition targets will focus on domestic operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering and private placement as well as the possible issuance of our capital stock or debt or a combination of cash, capital stock and/or debt issuance.
We are capitalizing on the healthcare industry and private equity investing experience and contacts of Mr. Shermyen, our chairman, chief executive officer and co-sponsor, and LLM Capital Partners LLC, or LLM. LLM is a private equity firm focused on investing growth capital in mid-sized companies. LLM is the manager of LLM Structured Equity Fund L.P. and LLM Investors L.P., our other co-sponsors. Patrick J. Landers, our president and a director, is a managing director of LLM. Certain LLM professionals have worked together since 1991 and have significant experience in the private equity and investment banking businesses. Mr. Shermyen, was a founder of LogistiCare, Inc., or LogistiCare, a company in which LLM professionals invested and which operates in the healthcare industry in which we intend to focus. LogistiCare is a provider of non-emergency medical transportation management solutions. Mr. Shermyen served as the president and chief executive officer of LogistiCare from 1994 until July 2009, 19 months after LogistiCare was sold to Providence Service Corp.

We have a strong and distinguished board of directors and advisory board. In addition to Messrs. Shermyen and Landman, our board includes Ms. Daych and Messrs. Hetz, Pettis and Svahn. Ms. Daych co-heads the healthcare investment fund, Marwood Capital Health Investors. Mr. Pettis is a partner at Innovate Partners, Inc. a private capital investment company. Mr. Hetz is a managing member of Cutlass Capital, LLC, a venture capital fund, that invests in healthcare services and medical technology companies. Mr. Svahn is president of JASCO Associates, Inc. a consulting firm specializing in state and federal human services programs. Our advisory board includes individuals with established records in the healthcare industry and financial community. We expect to utilize their collective talent and experience in analyzing investment opportunities.
Investment Criteria
Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the below factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, inspection of facilities and assets, as well as a review of all relevant financial and other information which is made available to us. This due diligence review will be conducted by either our management or by unaffiliated third parties we may engage. We will also seek to have all owners of any prospective target business execute agreements with us waiving any right, title, interest, or claim of any kind in or to monies held in the Trust Account. If any prospective business or owner refused to execute such agreement, it is unlikely we would continue negotiations with such business or owner, and in no event will we enter into a definitive agreement for our initial business combination without such a waiver agreement.
In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial business combination and there may or may not be additional business transaction opportunities as we grow and integrate our acquisitions. Fundamentally, however, we believe that following an initial business combination, we could learn of, identify, and analyze acquisition targets in the same way after an initial transaction as we will before an initial business combination. To the extent we are able to identify multiple acquisition targets and options as to which businesses or assets to acquire as part of an initial business combination, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interest of our stockholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.
The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.
Industry Overview and Trends
The healthcare industry constitutes one of the largest segments of the United States economy, and our management believes private and public spending on healthcare will continue to experience substantial growth. New diagnostic testing, including the growing field of genetic testing, along with the proliferation of new drugs, devices, treatments and technologies is expected to accelerate demand for healthcare services. There is also pressure from consumers and government to expand coverage for the uninsured and underinsured through various universal healthcare initiatives. Management believes these pressures could result in expansion of spending for health services.
Our management also believes that consumers will play an increasingly significant role in healthcare spending decisions, changing the dynamics of marketing certain drugs, devices and services. In some categories of health spending, such as durable medical equipment, consumer out-of-pocket payments already represent approximately half of all spending on such equipment. Similarly, growth in out-of-pocket spending for drugs continues to outpace private health insurance spending. Combined with the proliferation of tiered-co-payment benefit plans, this has further driven the shift in use toward generic drugs.

In addition to domestic growth, our management believes that healthcare companies will continue to experience major international growth opportunities as a result of growing worldwide demand for healthcare products and services, heightened awareness of the importance and potential of international markets, which often offer a less-expensive and faster regulatory path for their products, and the increasing availability of a low-cost pool of scientific talent to perform product development and clinical research.
Our management believes that, as a result of continued growth in the healthcare industry, there will be acquisition targets within the healthcare sector. Although we may consider a target business in any segment of the healthcare industry, we intend to concentrate our search for an acquisition candidate in the following segments: healthcare services, including managed care and healthcare financing; healthcare information technology; healthcare facilities; diagnostics; and life sciences; and medical equipment, devices and supplies.
We believe the foregoing segments offer us the most opportunities to identify suitable target businesses. Each of these categories has experienced favorable growth and development in the past, and management believes they will continue to experience growth and development in the foreseeable future. In addition, our directors and management team have significant operating experiences and extensive networks within these industry segments, and we believe that focusing our acquisition efforts in these particular segments will allow us to leverage these experiences and networks and enhance our ability to complete an acquisition of a target business.
Government Regulation
The healthcare industry is highly regulated and any business we acquire would likely be subject to numerous rules and regulations. The federal and state governments extensively regulate the healthcare industry and are often significant sources of revenue for healthcare companies. In particular, our business could rely heavily on the Medicare and Medicaid government payment programs, each of which is financed, at least in part, with federal funds. If we participate in these government payment programs, we would be subject to additional oversight and regulatory scrutiny. In addition to federal oversight, state jurisdiction is based upon the state’s authority to license certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment.
The significant areas of federal and state regulatory laws that could affect our ability to conduct our business following a business combination could include, but are not limited to the following: false and other improper claims for payment; the Stark Self-Referral Law and other laws prohibiting self-referral and financial inducements; anti-kickback laws; the Health Insurance Portability and Accountability Act; corporate practice of medicine; and antitrust laws.
A violation of any of these laws or regulations could result in civil and criminal penalties, the requirement to refund monies paid by government and/or private payors, exclusion from participation in Medicare and Medicaid programs and/or the loss of licensure. Following a business combination, our management intends to exercise care in structuring our arrangements and our practices to comply with applicable federal and state laws and regulations. However, we cannot assure you that our management will be successful in complying with all applicable laws and regulations. If we have been found to have violated any rules or regulations that could adversely affect our business and operations, the violations may delay or impair our ability to complete a business combination. Additionally, the laws in the healthcare industry are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business following a business combination.

Employees
We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our business. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business combination. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business combination (and consequently spend more time on our business) than they would prior to locating a suitable target business. We expect our executive officers to devote a reasonable amount of time to our business. We do not intend to have any full-time employees prior to the consummation of an initial business combination.
Competition
In identifying, evaluating and selecting a target business for an initial business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buy out funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business transactions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.
Available Information
Prior to the date of this Annual Report, we have filed a Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act.
Stockholders may request free copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports after we electronically file such materials with the SEC and copies of our key corporate governance documents, including our code of conduct and ethics by writing to L&L Acquisition Corp., 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110 or by calling 617-330-7755.
Our filed Annual and Quarterly Reports and other information statements are also available free of charge to the public through the SEC’s website at http://www.sec.gov.
Our executive offices are located at 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110, and our telephone number at that location is 617-330-7755.

Item 1A.	Risk Factors.
You should carefully consider the following risk factors and all other information contained in this Annual Report. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements. With respect to a proposed initial business combination, these factors include, but are not limited to: the risk that more than 87% of our stockholders will validly tender and will not validly withdraw their shares of common stock pursuant to and prior to the expiration of a tender offer; the risk that governmental and regulatory review of the tender offer documents may delay the transaction or result in the inability of the transaction to be consummated and the length of time necessary to consummate the proposed transaction; changing legislation and regulatory environments; changing interpretations of generally accepted accounting principles; continued compliance with government regulations; the risk that a condition to closing of the transaction may not be satisfied; the risk that the businesses will not be integrated successfully; the risk that the anticipated benefits of the transaction may not be fully realized or may take longer to realize than expected; disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers; a reduction in industry profit margin; the ability to meet national securities exchange listing standards; a lower return on investment; the inability to manage rapid growth; requirements or changes affecting the business in which we are engaged; general economic conditions; and the diversion of management time on transaction-related issues. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.
We are a newly incorporated development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, the focus of which is to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination, one or more operating businesses or assets in the healthcare industry. We have no present revenue and will not generate any revenues or income until, at the earliest, after the completion of our initial business combination. We do not know when or if a business combination will occur.
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though holders of a majority of the outstanding shares of common stock do not support such a combination.
We may not hold a stockholder vote before we consummate our initial business combination unless the business combination would require stockholder approval under applicable state law or we decide to hold a stockholder vote for other business or legal reasons. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.
Our public stockholders’ only opportunity to affect the investment decision regarding our initial business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek stockholder approval of our initial business combination.
At the time of our public stockholders’ investment in us, they were not provided with an opportunity to evaluate the specific merits or risks of one or more target businesses or assets. Since our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on our initial business combination, unless we seek such stockholder vote. Accordingly, our public stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination. In addition, our public stockholders’ election to exercise their redemption rights could still be rejected if holders of more than 87% of our public shares elect to exercise their redemption rights, or if, as a condition of the consummation of the business combination, we are required to meet a certain minimum valuation.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it more difficult for us to enter into a business combination with a target.
Although we permit holders of no more than 87% of our public shares to exercise their redemption rights, a potential target may make it a closing condition to our initial business combination that we exceed a certain minimum net asset valuation at the time of closing or have a certain amount of cash. If the number of our public stockholders electing to exercise their redemption rights would have the effect of reducing the amount of money available to us to consummate our initial business combination below such minimum net asset valuation, we may not be able to meet such a closing condition, and as a result, would not be able to consummate our initial business combination.

The ability of a large number of our public stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.
If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise their redemption rights, we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.
We may not be able to consummate our initial business combination within the required timeframe, in which case we will be forced to redeem our public shares and liquidate.
Our sponsors, officers and directors have agreed that we will only have 18 months from the closing of the initial public offering to consummate our initial business combination. We may not be able to find a suitable target business and complete a business combination within such time period. If we do not consummate our initial business combination within such 18-month period, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than two business days thereafter, redeem 100% of our public shares subject to applicable law and as further described herein.
Our negotiating position and our ability to conduct due diligence on potential business combination targets may decrease as we approach our initial business combination deadline, which could undermine our ability to consummate our initial business combination that would produce value for our stockholders.
Pursuant to our amended and restated certificate of incorporation, among other things, we must complete our initial business combination within 18 months from the date of our initial public offering or redeem 100% of our public shares. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. As the end of such time frame nears, our need to consummate our initial business combination with a then-current prospective target business will increase, which may decrease our negotiating power to obtain the best possible deal. In addition, such time restraints may result in limited time to conduct due diligence and, as a result, our due diligence investigation may not be as detailed as would otherwise be the case.
If we do not complete our initial business combination within the prescribed time frame, our public stockholders may only receive $10.10 per share on our related redemption of our public shares, and our warrants will expire worthless.
If we do not complete our initial business combination and have expended all of the net proceeds of the initial public offering, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, net of franchise and income taxes payable, the per-share redemption amount received by stockholders would only be $10.10. Furthermore, our outstanding warrants are not entitled to participate in the redemption and the warrants will therefore expire worthless if we redeem our public shares and liquidate before completing our initial business combination.

If we are unable to consummate our initial business combination, our public stockholders will be forced to wait, at a minimum, the full 18 months from the closing of the initial public offering before receiving distributions from the Trust Account. A stockholder that needs to liquidate its investment, therefore, would have to sell its public shares or warrants, potentially at a loss.
We have until 18 months from the closing of the initial public offering to consummate our initial business combination. If we are unable to consummate our initial business combination within the prescribed time frame, we will cease all operations except for the purpose of winding up, redeem our public shares, and liquidate and dissolve, as described in this Annual Report. In addition, if our plan to redeem our public shares is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, investors may be forced to wait beyond 18 months before they receive the return of their pro-rata portion of the proceeds from our Trust Account. Except for the above redemption, we have no obligation to return funds to investors prior to the date of our liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.10 per share.
Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as other claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refused to execute an agreement waiving such claims to the monies held in the Trust Account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.
Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, such entities may not agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and may seek recourse against the Trust Account for any reason. Upon redemption of our public shares if we are unable to complete our initial business combination within the required timeframe or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors which were not waived that may be brought against us within the subsequent 10 years following redemption. Accordingly, the per share redemption amount received by stockholders could be less than the $10.10 per public share held in the Trust Account, including interest and net of any franchise and income taxes payable, due to claims of such creditors. Mr. Shermyen, our chairman, chief executive officer and co-sponsor, and each of LLM Structured Equity Fund L.P. and LLM Investors L.P., our other co-sponsors, have agreed that upon our liquidation, they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement reduce the amounts in the Trust Account to below $10.10 per public share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. will not be responsible to the extent of any liability for such third party claims. Additionally, in the event either LLM Structured Equity Fund L.P. or LLM Investors L.P. undertakes a liquidating distribution while their indemnification obligations are outstanding, they have agreed to use reasonable efforts to set aside from such distribution adequate reserves to cover the reasonably anticipated liabilities which may be incurred by them.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
Our directors may decide not to enforce Mr. Shermyen’s, LLM Structured Equity Fund L.P.’s and LLM Investors L.P.’s indemnification obligations, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.
In the event that the proceeds in the Trust Account are reduced below $10.10 per public share by claims that are covered by the indemnification obligations of our sponsors and our sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors, if any, would determine whether to take legal action against our sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.10 per public share by claims that are covered by the indemnification obligations of our sponsors.
If we seek stockholder approval of our initial business combination, we, our sponsors, directors, officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case we or they may influence a vote in favor of a proposed business combination that our public stockholders do not support and have other negative consequences.
Solely in the event we seek stockholder approval of our initial business combination, and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, we may enter into privately negotiated transactions to purchase public shares from stockholders following completion of our initial business combination with proceeds released to us from our Trust Account immediately following the completion of our initial business combination. Our sponsors, directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions. The purpose of such arrangements would be to (i) increase the likelihood of satisfaction of the requirement that no more than 87% of our outstanding shares of common stock demand to redeem their shares, (ii) increase the likelihood of obtaining stockholder approval of the business combination or (iii) satisfy a minimum valuation requirement, where it appears that such requirements would otherwise not be met. Neither we nor our sponsors, directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. If such a purchase is made after the record date for the stockholders’ meeting, such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we, our sponsors, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. This will have the effect of reducing the number of shares redeemed, making it more likely that the required stockholder vote needed to approve the business combination is achieved, and therefore making it more likely that we would be able to consummate our initial business combination. Although we do not currently anticipate paying any premium purchase price for such public shares, in the event we do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. In the event we are the buyer in such privately negotiated purchases, we could elect to use Trust Account proceeds to pay the purchase price in such transactions after the closing of our initial business combination.

Additionally, as a consequence of such purchases:
•	the funds in our Trust Account that are so used will not be available to us after our initial business combination;
•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange if we determine to apply for such quotation or listing in connection with our initial business combination; and
•	because the stockholders who sell their shares in a privately negotiated transaction as described above may receive a per-share purchase price payable from the Trust Account that is not reduced by a pro-rata share of franchise and income taxes payable, our remaining stockholders may bear the entire payment of such franchise and income taxes. That is, if we seek stockholder approval of our initial business combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the franchise and income taxes payable than it would have been in the absence of such privately negotiated transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after our initial business combination will bear the economic burden of the entire contingent fees and a larger percentage of the franchise and income taxes payable.
Neither we nor any of our sponsors, directors, officers, advisors or their respective affiliates or any third parties has agreed to purchase any such shares, and the failure to so agree at the applicable time could adversely impair our ability to consummate our initial business combination. Moreover, even if we or our sponsors, directors, officers, advisors and their respective affiliates were to undertake such purchases, such purchases could be subject to limitations under applicable securities laws and regulations, including Regulation M and regulations regarding tender offers. The inability of such persons to effect such purchases could adversely impair our ability to consummate our initial business combination.
We do not intend to establish an audit committee or a compensation committee until the completion of our initial business combination. Until such time, no formal committee of independent directors will review matters related to our business, and such lack of review could negatively impact our business.
Our board of directors intends to establish an audit committee and a compensation committee upon completion of our initial business combination. At that time, our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate formal committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. The absence of such committees to review the matters discussed above until the completion of our initial business combination could negatively impact our operations and profitability.

Our securities will be quoted on the Over-the-Counter Bulletin Board quotation system, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national securities exchange.
Our units, common stock and warrants will be traded in the over-the-counter market and will be quoted on the Over-the-Counter Bulletin Board quotation system, or the OTCBB, which is a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTCBB will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national securities exchange. Lack of liquidity will limit the price at which our public stockholders may be able to sell our securities or their ability to sell our securities at all.
Our public stockholders will not be entitled to protections normally afforded to investors of blank check companies.
Since the net proceeds of the initial public offering are intended to be used to complete a business combination with an unidentified target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the SEC upon consummation of the initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419 of the Securities Act. Accordingly, our public stockholders will not be afforded the benefits or protections of those rules, such as a requirement that we consummate a business combination with a target whose fair market value is equal to 80% of the proceeds in our Trust Account. Because we are not subject to these rules, including Rule 419, our units were immediately tradable prior to completion of a business combination.
If the net proceeds of the initial public offering not being placed in the Trust Account are insufficient to allow us to operate for at least the next 18 months, we may not be able to complete an initial business combination.
Upon the date of this Annual Report, $380,000 of the net proceeds of the initial public offering not held in the Trust Account will be available to us for at least the next 18 months to cover expenses incurred in connection with a business combination or to cover expenses in connection with our liquidation if we do not complete our initial business combination during that time. These amounts may prove to be insufficient especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination, or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not completed.
We could use a portion of the $380,000 not held in trust to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target business. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with others on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such an agreement with a prospective target where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of a merger or other agreement or if our costs are otherwise higher than expected, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any other potential target businesses. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the sponsors or from third parties, to continue operating. We may not be able to obtain additional financing and our sponsors and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating our initial business combination. In such a case, our public stockholders may receive only $10.10 per share on our related redemption of our public shares, and our warrants will expire worthless.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, our activities may be restricted, including:
•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.
In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and consummate a business combination and thereafter to operate the acquired business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring, growing and businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share as part of our redemption of the public shares, and our warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the Delaware General Corporation Law, or DGCL, stockholders may be liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not consummate our initial business combination within 18 months from the closing of the initial public offering may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 180-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following 18 months from the closing of the initial public offering in the event we do not complete an initial business combination and, therefore, we do not intend to comply with these procedures.
Because we will not be complying with certain procedures set forth in Section 280 of the DGCL, as set forth above, a stockholder who received distributions in the redemption may be liable for the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder until the third anniversary of the distribution.
We have not registered the shares of common stock issuable upon exercise of the warrants. Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants when the warrants are exercisable, a registration statement may not be effective, in which case our warrant holders may not be able to exercise their warrants and therefore the warrants could expire worthless.
Holders of our warrants will be able to exercise the warrants for cash only if we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain an effective registration statement covering the shares of common stock issuable upon exercise of the warrants when the warrants are exercisable, and we intend to comply with our undertaking, we may not be able to do so. Factors such as an unexpected inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining an effective registration statement and a current prospectus. If we do not maintain an effective registration statement and current prospectus, the warrant agreement permits holders of warrants to exercise their warrants on a cashless basis under certain circumstances. However, holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have an effective registration statement or a current prospectus available relating to the common stock issuable upon exercise of the warrants. The expiration of warrants prior to exercise would result in each unit holder paying the full unit purchase price solely for the shares of common stock underlying the unit.
Our public stockholders will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.
No warrants held by a public stockholder will be exercisable and we will not be obligated to issue shares of common stock unless, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of the warrants is current and available and a related registration statement is effective and the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. However, some states may not permit us to register the shares issuable upon exercise of our warrants for sale, and some states will not have exemptions for the issuance of shares upon exercise, even on a cashless basis. The value of the warrants will be greatly reduced if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. We have no obligation to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register the shares underlying the warrants under applicable state securities laws or qualify for an exemption, and the warrants may expire unexercised and unredeemed. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares underlying the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

We intend to consummate a business combination with an operating company in a segment of the healthcare industry, but do not have a particular focus on businesses or assets involved in the healthcare industry. Our public stockholders may not be able to vote in connection with such business combination and will be relying on our management’s ability to identify a target business or businesses and complete a business combination.
We intend to focus on businesses in the healthcare industry or healthcare-related assets, but we may pursue opportunities in other business sectors. Although we may consider a target business in any segment of the healthcare industry, we intend to concentrate our search for an acquisition target in the following segments:
•	healthcare services, including managed care and healthcare financing;
•	healthcare information technology;
•	healthcare facilities;
•	diagnostics;
•	life sciences; and
•	medical equipment, devices and supplies.
We do not intend to provide stockholders with the opportunity to vote upon any proposed business combination, although we may do so for business or other legal reasons. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations of those entities which our management may not properly ascertain.
Unlike many other blank check companies, we are not required to consider a target’s valuation when entering into or consummating our initial business combination. Management’s flexibility in identifying and selecting a prospective acquisition target, along with management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.
Many blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money deposited in the Trust Account of the blank check company at the time of entry into a materially definitive agreement. Because we do not have the limitation that a target business have a minimum fair market enterprise value of the net assets held in the Trust Account at the time of our signing a definitive agreement in connection with our initial business combination, we will have considerable flexibility in identifying and selecting a prospective acquisition target. Investors will be relying on our management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition target, along with management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if we pay too much for our initial business combination target.
We may not be required to obtain an opinion from an independent investment banking firm, and consequently our stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the initial public offering and the purchase of the private placement warrants, there will be 87,960,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants) and of the 1,000,000 shares of preferred stock a total of 1,000,000 will be available for issuance. Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of our public stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;
•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock.
Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share as part of the related redemption of our public shares, and our warrants will expire worthless.
We anticipate the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other third party fees and expenses. If we decide not to enter into an agreement with respect to a specific proposed initial business combination we have investigated, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share as part of the related redemption of our public shares, and our warrants will expire worthless.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may not remain with us following our initial business combination. The loss of our key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our business. These conflicts could impair our ability to consummate a business combination.
Our officers and directors are not required to commit their full-time to our business, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Certain of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our business. If our executive officers’ other business matters require them to devote more substantial amounts of time to such matters, it could limit their ability to devote time to our business and could impair our ability to consummate a business combination.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us. While our officers and directors have agreed to present business opportunities first to us, subject to any pre-existing duty they may have, they may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Certain of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe a pre-existing fiduciary obligation, our officers and directors will honor those fiduciary obligations, subject to the “right of first refusal” described below. Accordingly, they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe a pre-existing fiduciary obligation (and any successors to such entities) have declined to accept such opportunities.
For example, Mr. Landers serves as president and chief executive officer of Annascaul Advisors LLC. Peter Schofield serves as chief financial officer of Washington & Congress Managers, LLC. Both Messrs. Landers and Schofield have a pre-existing fiduciary duty to these respective companies and may not present opportunities to us that otherwise may be attractive to us unless these entities have declined to accept such opportunities.
Messrs. Landers and Schofield also have fiduciary obligations to LLM Structured Equity Fund L.P. and LLM Investors L.P. These funds are private equity funds focused on investing growth capital in mid-sized companies in various industries. In order to minimize potential conflicts, or the appearance of conflicts, which may arise from the affiliations that Messrs. Landers and Schofield have with these funds, each of LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. has granted us a “right of first refusal” with respect to an acquisition of any company or assets in the healthcare industry whose enterprise value is $50 million or more. Pursuant to this right of first refusal, LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. has each agreed pursuant to a written agreement with us, to present to us, for our consideration, prior to presentation to any other entity, any relevant business opportunity with an enterprise value of $50 million or more and they will not, and will cause each other company or entity under their management or control not to, pursue such business opportunity unless and until a majority of our disinterested directors have determined for any reason that we will not pursue such opportunity. This right of first refusal will expire upon the earlier to occur of (i) the completion of our initial business combination or (ii) 18 months after the closing of the initial public offering.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may not be able to remain with us after the consummation of a business combination unless they are able to negotiate employment or consulting agreements in connection with a business combination. If, as a condition to a potential initial business combination, our existing officers negotiate to be retained after the consummation of the business combination, such negotiations may result in a conflict of interest. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’s management and negotiate as part of the business combination that our existing officers and directors remain if it is believed to be in the best interests of the combined company after the consummation of the business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of a business combination or that any of our key personnel will remain in senior management or advisory positions with us.
The officers and directors of an acquisition target may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition target’s key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition target’s management team will remain associated with the acquisition target following a business combination, it is possible that members of the management of an acquisition target will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.
We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our sponsors, directors, officers or advisors, which may raise potential conflicts.
We may engage in a business combination with one or more target businesses that have relationships or are affiliated (as defined in Rule 405 of the Securities Act) with our sponsors, directors, officers or advisors, which may raise potential conflicts. Also, the completion of a business combination between us and an entity owned by a business in which one of our directors, advisors or officers may have an interest could enhance their prospects for future business from such client. To minimize potential conflicts of interest, we have agreed not to consummate, and our amended and restated certificate of incorporation provides that we may not consummate, a business combination with a target business that is affiliated with our sponsors, our directors, officers or advisors or any of our or their affiliates unless we, or a committee of our independent directors, obtain an opinion from an independent investment banking firm that is a member of FINRA that the business combination is fair to our stockholders from a financial point of view. This will not, however, provide assurance that a different business combination would not have been more profitable.
Since our initial stockholders will lose their entire investment in us if a business combination is not completed and may be required to pay costs associated with our liquidation and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.
Our initial stockholders’ initial shares will be worthless if we do not consummate our initial business combination. In addition, our sponsors, certain of our directors and advisors and the underwriters have purchased warrants exercisable for our common stock (for $2,280,000 in the aggregate), which will also be worthless if we do not consummate a business combination. In addition, in the event we are forced to liquidate, our sponsors have agreed to advance us the entire amount of the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such expenses. The personal and financial interests of our officers, directors and advisory board members may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Since our officers and directors will lose their entire investment if we are unable to complete our initial business combination, in the event we seek stockholder approval of our initial business combination, our intention to pay only holders of our common stock voting in favor of such business combination a pro-rata portion of the interest earned on our Trust Account may be viewed as a conflict of interest.
Our officers and directors will lose their entire investment in us if we are unable to consummate a business combination within 18 months from the closing of the initial public offering. The personal and financial interests of our officers, directors and advisory board members may influence their motivation in identifying and selecting a target business combination and completing an initial business combination. As a result of this potential conflict, our intention, solely in the event we seek stockholder approval of our business combination, to only pay holders of our common stock who vote in favor of such combination a pro-rata portion of the interest earned on the Trust Account may be viewed as a conflict of interest and may be challenged as not enforceable.
The requirement that we complete an initial business combination within 18 months from the closing of the initial public offering may motivate our officers and directors to approve a business combination that is not in the best interests of our public stockholders.
Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him or her in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. The funds for such reimbursement will be provided from the money not held in trust. In the event that we do not effect a business combination within 18 months from the closing of the initial public offering, then any expenses incurred by such individuals in excess of the money being held outside of the Trust Account will not be repaid, and we will liquidate. On the other hand, if we complete a business combination within such time period, those expenses will be repaid by the target business. Consequently, our officers and directors may have an incentive to complete a business combination that is not in the best interest of our stockholders.
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary, or financial, interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our officers, directors, security holders or affiliates from having a direct or indirect pecuniary, or financial, interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to our reports of operating losses, one or more potential business combinations, the filing of periodic reports with the SEC, and general market and economic conditions. An active trading market on the OTCBB for our securities may never develop or, if developed, it may not be sustained. In addition, the price of the securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Our public stockholders may be unable to sell their securities unless a market can be established or sustained.
We will probably complete only one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, meaning our operations will depend on a single business, and we will be exposed to higher risk than other entities that have the resources to complete several transactions. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from the initial public offering provides us with approximately $40,400,000 that we may use to complete a business combination.

We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, tender offer or proxy disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market enterprise value of the remaining target businesses in the combination. Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only one business combination with the proceeds of the initial public offering. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products, processes or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may not be able to maintain control of a target business after our initial business combination. Upon loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure a business combination to acquire less than 100% of the equity interests or assets of a target business, but will not acquire less than a controlling interest. We will acquire a controlling interest either through the acquisition of at least 50.1% of the voting equity interests in the target or through the acquisition of a significant voting equity interest that enables us to exercise a greater degree of control over the target than any other person or group. Even though we will own a controlling interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. In addition, minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business. Upon loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
Unlike many other blank check companies, we allow our public stockholders holding no more than 87% of the shares sold in the initial public offering to exercise their redemption rights. This higher threshold will make it easier for us to consummate a business combination with which a substantial majority of our stockholders do not agree.
We will proceed with our initial business combination unless holders of more than 87% of our public shares redeem their shares. The 87% redemption threshold is different from the redemption or conversion thresholds used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a much smaller percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. As a result, we may be able to consummate a business combination even though the holders of a substantial majority of the outstanding shares of common stock do not agree with the transaction and have redeemed their shares or, solely if we hold a stockholder vote to approve our initial business combination, and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsors, officers, directors or their affiliates.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.
The exercise price of the warrants is higher than is typical in similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be “in the money” and more likely to expire worthless.
The ability of a larger number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.
If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of the Trust Account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.
In order to effect a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our certificate of incorporation or governing instruments in order to effectuate our initial business combination. However, we will not take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering except in connection with the completion of our initial business combination.
Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity may be amended with the approval of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of most blank check companies. It may be easier for us, therefore, to amend our certificate of incorporation to facilitate the completion of our initial business combination that our stockholders may not support.
Most blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions that relate to pre-business combination activity without approval by a certain percentage of the company’s stockholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that its provisions related to pre-business combination activity may be amended if approved by holders of at least 65% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-business combination behavior more easily than other blank check companies, and this may increase our ability to consummate a business combination with which you do not agree. However, we will not take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering except in connection with the completion of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:
•	default and foreclosure on our assets if our operating cash flow after a business combination is insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	covenants that limit our ability to acquire capital assets or make additional acquisitions;
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitation on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.
Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders beneficially own approximately 10% of our issued and outstanding shares of common stock (excluding any shares that may be forfeited if the last sales price of our stock does not exceed $18.00 per share or shares of our common stock cannot be exchanged for $18.00 per share, each as described in this Annual Report and any units purchased in the initial public offering). Because of this ownership block, they may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination. In addition, our board of directors will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to re-elect existing directors or elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsors, because of their ownership position, will have considerable influence regarding the outcome. Our initial stockholders serve on or elected others to serve on our board of directors. Accordingly, our initial stockholders will continue to exert control at least until the consummation of our initial business combination. If our initial stockholders purchase additional shares, this may increase their control.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.
We believe that the net proceeds of the initial public offering will be sufficient to allow us to consummate a business combination. However, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to pay cash for a significant number of shares redeemed, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders are required to provide any financing to us in connection with or after a business combination.
We may redeem the unexpired warrants of our public stockholders prior to their exercise at a time that is disadvantageous to them, thereby making their warrants worthless.
We may redeem the outstanding warrants (excluding any private placement warrants) issued as a part of our units at any time after the warrants become exercisable, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days prior written notice of redemption, and if, and only if, the last sales price of our common stock equals or exceeds $17.50 per share for any 20 trading days within the 30 trading day period ending on the third business day before we send the notice of redemption to the warrant holders, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available.
We will likely redeem the warrants if the market price of our common stock reaches $17.50 per share for the necessary trading period, since doing so would allow us to decrease the dilutive effect of the warrants. Redemption of the warrants could force the warrant holders to exercise the warrants, whether by paying the exercise price in cash or through a cashless exercise at a time when it may be disadvantageous for the holders to do so, to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised their warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of common stock upon a cashless exercise of the warrants they hold. We expect most holders of our warrants hold their securities through one or more intermediaries and consequently they are unlikely to receive notice directly from us that the warrants are being redeemed. If they fail to receive notice of redemption from a third party and their warrants are redeemed for nominal value, they will not have recourse to us.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the shares of common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.
If we call our warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” “Cashless basis” means the warrant holder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then current market price. Accordingly, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the fair market value by (y) the fair market value. The “fair market value” shall mean the average reported last sales price of our common stock for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the common stock has a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of common stock. The holder would have received 875 shares of common stock if the exercise price was paid in cash. In addition, in the event a registration statement covering the common stock issuable upon exercise of the warrant is not effective within a specified period following the completion of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” of warrants will be calculated using the volume weighted average sale price of the common stock for the 10 trading days ending on the trading day prior to the date on which notice of exercise is received by the warrant agent. If our management chooses to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised their warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of common stock upon a cashless exercise of the warrants they hold.
Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.
We have issued warrants to purchase up to 4,000,000 shares of our common stock as part of the units offered by the initial public offering and, simultaneously with the closing of the initial public offering, we sold 3,040,000 private placement warrants, each exercisable to purchase one share of common stock at $11.50 per share. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.
The private placement warrants are identical to the warrants sold in the initial public offering except that if held by the original holders or their permitted assigns, (i) they will not be redeemable by us, (ii) they may be exercised by the holders on a cashless basis and (iii) with respect to the private placement warrants held by the underwriters, they will expire five years from the effective date of the registration statement for the initial public offering. In addition, the private placement warrants will be held in escrow until 30 days following the completion of our initial business combination.
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders at least 65% of the then outstanding public warrants.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in an adverse way to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such adverse amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period, provide for redemption of warrants or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our initial stockholders paid an aggregate of $25,000, or approximately $0.0174 per initial share and, accordingly, our public stockholders will experience immediate and substantial dilution from the purchase of our common stock.
The difference between the public offering price per share of our common stock (allocating all of the unit purchase price to the common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our common stock after the initial public offering constitutes the dilution to our stockholders and other investors in the initial public offering. The fact that our initial stockholders acquired their shares of common stock at a nominal price significantly contributed to this dilution. After the initial public offering was completed and no value was ascribed to the warrants included in the units, our public stockholders incurred an immediate and substantial dilution of approximately 65.7% or $6.57 per share (the difference between the pro forma net tangible book value per share after the initial public offering of $3.43 and the initial public offering price of $10.00 per unit).
Provisions in our amended and restated certificate of incorporation and by-laws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our amended and restated certificate of incorporation and by-laws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Compliance with the requirements under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effect a business combination, require substantial financial and management resources and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.
We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s by-laws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.
Pursuant to an agreement entered into concurrently with the initial public offering, our initial stockholders or their permitted transferees can demand that we register the initial shares and the private placement warrants, and the shares of common stock issuable upon exercise of the private placement warrants. The registration rights will be exercisable with respect to the initial shares and the private placement warrants and the shares of common stock issuable upon exercise of such private placement warrants at any time commencing upon the date that such shares are released from escrow. We will bear the cost of registering these securities. If such persons exercise their registration rights in full, there will be an additional 1,000,000 shares of common stock and up to 3,040,000 shares of common stock issuable on exercise of the private placement warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our sponsors are registered.
Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified proven track records, strong cash flow characteristics, strong competitive position, experienced management and diversified customer and supplier bases as general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. If we announce a prospective business combination with a target that does not meet our general investment criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if a stockholder vote is required by law, or we decide to hold a stockholder vote for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share as part of our redemption of the public shares, and our warrants will expire worthless.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 18-month time frame.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the type of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Also, our obligation to pay cash for the shares of common stock redeemed in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share as part of our redemption of the public shares, and our warrants will expire worthless.

Item 2.	Properties.
We do not own any real estate or other physical properties materially important to our business operations. Our executive offices are located at 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110. We pay a monthly fee of $7,500 for office space and general and administrative services to LLM Capital Partners LLC, an affiliate of LLM Structured Equity Fund L.P., one of our sponsors, Mr. Landers, our president and Mr. Moseley, a member of our advisory board and a partial owner of LLM Capital Partners LLC. We will continue to incur this fee monthly until completion of our initial business combination, or 18 months from November 23, 2010, the date of the prospectus for the initial public offering or the date on which we are dissolved and liquidated.

Item 3.	Legal Proceedings.
To the knowledge of management, we are not currently subject to any legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, warrants and units are each traded on the OTCBB under the symbols LLAQ, LLAQW and LLAQU, respectively. Our units commenced public trading on November 23, 2010, and our common stock and warrants commenced public trading on December 28, 2010.
The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the OTCBB. The following table sets forth the high and low bid prices for our units for the period from November 23, 2010 through December 31, 2010 and our common stock and warrants for the period from December 28, 2010 through December 31, 2010.

	Units		Common Stock		Warrants
Quarter Ended	Low	High	Low	High	Low	High
December 31, 2010	9.99	10.10	N/A	N/A	N/A	N/A
On December 31, 2010, the closing price of our units was $10.01. There was no closing price for the common stock and warrants.
Holders
On March 23, 2011, there were eleven holders of record of our common stock, eight holders of record of our warrants and 1 holder of record of our units.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business transaction. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans.
None.
Recent Sales of Unregistered Securities
Prior to the consummation of our initial public offering, we completed a private placement of an aggregate of 3,040,000 warrants to our underwriters and our sponsors (2,773,333 by our sponsors and 266,667 by the underwriters), generating gross proceeds of $2,280,000. The private placement warrants are identical to the warrants sold in the initial public offering except that if held by the original holders or their permitted assigns, (i) they will not be redeemable by us, (ii) they may be exercised by the holders on a cashless basis and (iii) with respect to the private placement warrants held by the underwriters, they will expire on November 23, 2015, which is five years from the effective date of the registration statement relative to the initial public offering. In addition, the private placement warrants will be held in escrow until 30 days following the completion of our initial business combination. The private placement of the warrants was made pursuant to Section 4(2) or Regulation D of the Securities Act.

In July 2010, Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. purchased an aggregate of 1,437,500 shares of our common stock, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Subsequently, on November 22, 2010, each of Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. returned to us an aggregate of 287,500 of such initial shares, which we have cancelled. These shares are referred to throughout this Annual Report as the initial shares and consist of (i) 511,111 shares (66,667 of which have been forfeited because the underwriters’ over-allotment option was not exercised) which will be held in escrow until the first anniversary of our initial business combination and (ii) 638,889 shares (83,333 of which have been forfeited because the underwriters’ over-allotment option was not exercised) which will be held in escrow and forfeited on the fifth anniversary of our initial business combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following our initial business combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Subsequent to the purchase of the initial shares, (i) Mr. Shermyen transferred at cost an aggregate of 58,219 of these shares to Mr. Landman and Dr. Eisenberg, each of whom is a member of our advisory board, and Mr. Pettis, Mr. Hetz and Ms. Daych, each of whom is a director, (ii) LLM Investors L.P. transferred at cost an aggregate of 2,197 of these shares to Mr. Hetz and Ms. Daych and (iii) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 56,022 of these shares to Mr. Hoops, a member of our advisory board, Mr. Svahn, a director, Mr. Hetz and Ms. Daych. Our initial stockholders have contractually agreed with us that they will have no ability to vote any of the 638,889 shares (83,333 of which have been forfeited because the underwriters’ over-allotment option was not exercised) being held in escrow until such time, if ever, that such shares are released to them.
Use of Proceeds from our Initial Public Offering
The effective date of our registration statement, which was filed on Form S-1 under the Securities Act, and which related to the initial public offering of our units, was November 23, 2010. Each unit consisted of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock. A total of 4,600,000 (including the underwriters’ over allotment) units were registered at a proposed maximum aggregate offering price of $4,600,000 (including the underwriters’ over allotment).
On November 29, 2010, we sold 4,000,000 units in the initial public offering at a price of $10.00 per unit. Each unit consists of one share of our common stock and a warrant exercisable for one share of common stock. Morgan Joseph LLC acted as sole book-running manager and EarlyBirdCapital, Inc. acted as co-manager of the initial public offering.
In addition, immediately prior to the initial public offering, our sponsor and the underwriters purchased an aggregate of 3,040,000 warrants (2,773,333 by our sponsors and 266,667 by the underwriters) from us at a price of $0.75 per warrant in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act.
The net offering proceeds to us from the sale of our units and the private placement, after deducting underwriting discounts and commissions of $1,331,300 (including $331,000 placed in the Trust Account representing a deferred underwriters’ discount) and offering expenses of $500,000 (which includes $100,000 in deferred legal fees payable upon consummation of the initial business combination), was $40,400,000. $40,400,000 including proceeds from the sale of our warrants, plus interest is currently being held in trust and the remaining funds of approximately $380,000 are being held outside of the trust. We, in the aggregate incurred $1,751,766 in expenses in connection with the initial public offering. The remaining proceeds are held for working capital such as business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. From the date of the initial public offering through December 31, 2010, $109,318 of the initial public offering proceeds have been used by us for working capital purposes. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Account to operate through May 23, 2012, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business transaction.

All proceeds from the initial public offering held in our Trust Account are being invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Act, until the earlier of (i) the consummation of a business transaction or (ii) the distribution of the Trust Account.
Other than as set forth below, no expenses of the initial public offering were paid to any of our officers and directors, to persons owning ten percent (10%) or more of common stock or any of their respective affiliates. We did, however, repay two of our sponsors, Mr. Shermyen and LLM Structured Equity Fund, L.P., for $75,000 in loans made to us in July 2010 to cover offering-related and organization expenses prior to the initial public offering.
The following table summarizes the compensation to our underwriters in connection with the initial public offering:

	Per Unit	Total
Underwriting discounts and commissions paid by us (1)	$0.25	$1,000,000
Contingent fees paid by us (2)	0.33	1,310,000

(1)	Based on the underwriters’ discount equal to 2.5% of the gross proceeds from the sale of units offered to the public.

(2)	This amount includes (A) a deferred fee payable to the underwriters equal to 0.5% of the gross proceeds from the sale of units to the public upon completion of our initial business combination, (B) a contingent fee equal to 2.5% of the aggregate amount of the funds released from the Trust Account to us and/or to our target upon completion of our initial business combination (assuming none of our public stockholders redeem their shares of common stock) payable to Morgan Joseph LLC and such other firms (which may or may not be underwriters), if any, who are instrumental in advising us in connection with the consummation of our initial business combination (in the event that 87% of our public stockholders redeem their shares, we estimate the 0.5% deferred fee equal to $200,000 and the 2.5% contingent fee to equal $131,300) and (C) a contingent fee equal to $100,000 payable to our outside counsel for legal services rendered in connection with the initial public offering.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Selected Financial Data.
We are a smaller reporting company as defined in Regulation S-K; as such, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Annual Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.
We were formed on July 26, 2010, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination, one or more operating businesses or assets.
We presently have no revenue, have had losses since inception from incurring administrative costs of government compliance for a public company, have no operations other than the active solicitation of an acquisition target and have relied upon the sale of our securities and loans from our officers and directors to fund our operations.
We intend to use cash from the proceeds of our initial public offering, our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business combination. The issuance of additional shares of our capital stock:
•	may significantly reduce the equity interest of investors in our initial public offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;
•	may likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock and/or warrants.
Similarly, if we incur substantial debt, it could result in:
•	default and foreclosure on our assets if our operating cash flow after a business combination is insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	covenants that limit our ability to acquire capital assets or make additional acquisitions;
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;
•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.
Results of Operations
For the period from July 26, 2010 (inception) through December 31, 2010, we had net loss of $158,030 consisting of interest and dividend income of $4,381 less costs attributable to organization, formation and general and administrative expenses of $162,411.
We consummated our initial public offering of 4,000,000 units at a price of $10 per unit on November 29, 2010. Gross proceeds from our initial public offering were $40,000,000. Total net proceeds were $38,248,234, before deducting deferred underwriting compensation of $1,000,000 and includes $200,000 received for the purchase of 266,667 warrants by the underwriters. Upon the closing of the initial public offering and the private placement of warrants, $40,400,000 was placed in the Trust Account.
We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect our expenses to increase substantially after this annual period if we consummate a business combination as a result of our acquiring an operating company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
Liquidity and Capital Resources
In July 2010, Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. purchased an aggregate of 1,437,500 shares of our common stock, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Subsequently, on November 22, 2010, each of Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. returned to us an aggregate of 287,500 of such initial shares, which we have cancelled. These shares are referred to as the “initial shares” and consist of (i) 511,111 shares (up to 66,667 of which were forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow until the first anniversary of our initial business combination and (ii) 638,889 shares (up to 83,333 of which were forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow and forfeited on the fifth anniversary of our initial business combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following our initial business combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Subsequent to the purchase of these shares, (i) Mr. Shermyen transferred at cost an aggregate of 58,219 of these shares to Mr. Landman and Dr. Eisenberg, each of whom is a member of our advisory board, and Messrs. Pettis and Hetz and Ms. Daych, each of whom is a director, (ii) LLM Investors L.P. transferred at cost an aggregate of 2,197 of these shares to Mr. Hetz and Ms. Daych and (iii) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 56,022 of these shares to Mr. Hoops, a member of our advisory board, Mr. Svahn, a director, Mr. Hetz and Ms. Daych. Our initial stockholders have contractually agreed with us that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them.

The sponsors, certain of our directors and advisors and the underwriters purchased, in a private placement, 3,040,000 warrants prior to the initial public offering at a price of $0.75 per warrant (a purchase price of $2,280,000) from us. Based on the observable market prices, we believe that the purchase price of $0.75 per warrant for such warrants exceeds the fair value of such warrants on the date of the purchase. The valuation is based on comparable initial public offerings by other blank check companies. The holders have agreed that such warrants will not be sold or transferred until 30 days following consummation of a business combination, subject to certain limited exceptions. If we do not complete a business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to such holders will expire worthless.
We consummated our initial public offering of 4,000,000 units at a price of $10 per unit on November 29, 2010. Gross proceeds from our initial public offering were $40,000,000. Total net proceeds were $38,248,234, before deducting deferred underwriting compensation of $1,000,000 and includes $200,000 received for the purchase of 266,667 warrants by the underwriters. Upon the closing of the initial public offering and the private placement of warrants, $40,400,000 was placed in the Trust Account. We intend to use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Account to operate through May 29, 2012, assuming that a business combination is not consummated during that time. However, we cannot be certain that this will be the case.
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
As of December 31, 2010, we had cash outside of the Trust Account of $815,026 and $908,335 in total liabilities. Until the consummation of our initial public offering, our only source of liquidity was a $75,000 loan made to us in July 2010 by Mr. Shermyen and LLM Structured Equity Fund L.P., two of our sponsors. These loans were repaid out of the proceeds from the initial public offering that was consummated on November 29, 2010.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
We do not believe that the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined in Regulation S-K; as such, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages F-1 through F-12 comprising a portion of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our management with the participation of our chief executive officer and chief financial officer (the “Certifying Officers”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Certifying Officers have concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.
Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers as of the date of this Annual Report are as follows:

Name	Age	Position

John L. Shermyen	57	Chairman, Chief Executive Officer and Director

Patrick J. Landers	55	President and Director

Peter Schofield	51	Chief Financial Officer, Treasurer and Secretary

Diane M. Daych	53	Director

E. David Hetz	52	Director

Alan W. Pettis	70	Director

John A. Svahn	67	Director
John L. Shermyen. Mr. Shermyen has been our chairman, chief executive officer and a director since July 2010. Mr. Shermyen founded RadioSoft, Inc., the predecessor entity to LogistiCare, a provider of non-emergency medical transportation management solutions, in 1994, and served as its president and chief executive officer from 1994 until July 2009. Seeing a need to better organize non-emergency medical transportation, Mr. Shermyen introduced the capitated, full-risk broker model to state governments, health insurers and other health-related entities in the early 1990s. Mr. Shermyen grew LogistiCare to over $450 million in revenue during his tenure. In 2003, he was recognized with the Ernst & Young Entrepreneur of the Year Award® in the Business and Technology Services Category for the Southeast region. Mr. Shermyen holds both a bachelor’s degree and a master’s degree in geography and computer cartography from the University of Florida.
Patrick J. Landers. Mr. Landers has been our president and a director since July 2010. From August 2007 until November 2009, Mr. Landers was president and a director of Prospect Acquisition Corp., or Prospect, a special purpose acquisition company focused on the financial services industry. Mr. Landers currently serves as the president and chief executive officer of Annascaul Advisors LLC, a FINRA member firm, and a managing director of LLM Capital Partners LLC. Mr. Landers has served in these capacities since 2003 and 2004, respectively. From 2001 to 2003, Mr. Landers was president of Landers Partners LLC, a financial advisory firm that he founded. From 1981 until 2001, Mr. Landers was an investment banker at Dillon, Read & Co. Inc., an investment banking firm, and subsequently at UBS AG, an investment banking firm, after UBS AG’s acquisition of Dillon, Read & Co. Inc. In addition to Prospect, Mr. Landers has served as a director of The Endurance International Group, Inc., a web hosting company, Connell Limited Partnership, an industrial conglomerate, Haas Publishing Company, a publishing company, and Student/Sponsor Partners, a New York educational foundation established to help disadvantaged youth attain a quality high school education. Mr. Landers holds a bachelor’s degree in English and classics from Williams College and a masters of public policy and management from Yale University.
Peter Schofield. Mr. Schofield has been our chief financial officer, treasurer and secretary since July 2010. He has been chief financial officer at LLM Capital Partners LLC since 2006 and chief financial officer at Washington & Congress Managers, LLC, a private equity firm, since 2004. Mr. Schofield also has extensive accounting and financial reporting experience from his various roles at Fidelity Investments, Colonial Management Associates, Inc. and Price Waterhouse. He holds a bachelor’s degree in accounting from the University of Massachusetts and a masters of business administration from Babson College. Mr. Schofield is a Certified Public Accountant and a Chartered Financial Analyst.

Diane M. Daych. Ms. Daych has been a director since November 2010. Ms. Daych currently serves as a managing director of private equity for the Marwood Group, where she co-heads its healthcare investment fund, Marwood Capital Health Investors. Prior to joining the Marwood Group in 2010, Ms. Daych was a principal and partner at CCP Equity Partners and its predecessor firm, Conning Capital Partners, for approximately ten years. In this capacity, Ms. Daych invested in growth companies offering specialized solutions for the financing, management and delivery of healthcare in industries such as managed care, disease and care management, outpatient services, information technology and healthcare-related ancillary and outsourcing services. Earlier in her career, Ms. Daych held operational roles with Medical Care America and Mariner Health, and spent several years in the buyout industry, including with GE Capital’s Capital Markets Group. Ms. Daych currently sits on the board of directors of Cogent Healthcare, Prism Education and the Women’s Association of Venture and Equity. Ms. Daych holds a bachelor of arts in Economics from Lehigh University and a masters in business administration from Tuck School at Dartmouth College.
E. David Hetz. Mr. Hetz has been a director since October 2010. Mr. Hetz currently serves as managing member of Cutlass Capital, LLC, a venture capital firm which he co-founded in 2001 that invests in healthcare services and medical technology companies. From 1987 to 1999, Mr. Hetz was a senior investment banker with Robertson Stephens & Co., serving as co-head of investment banking, head of the mergers and acquisitions department and a member of the management committee. Prior to joining Robertson Stephens & Co., Mr. Hetz was an investment banker at Smith Barney & Co. and prior to that at Warburg Paribas Becker. Mr. Hetz currently serves on the boards of trustees of Claremont McKenna College and the Middlesex School and on the advisory boards of the Kravis Leadership Institute and Charles River Consulting. Mr. Hetz holds a bachelor of arts from Claremont McKenna College and a masters in business administration from Harvard Business School.
Alan W. Pettis. Mr. Pettis has been a director since October 2010. Mr. Pettis is currently a partner at Innovate Partners, Inc., a private capital investment company which he joined in 2008. From 2006 to 2008, Mr. Pettis was president and chief operating officer of ORION Property Partners, Inc., or Orion, a commercial real estate operating company. Prior to joining Orion, Mr. Pettis was a partner at the international law firm of Latham & Watkins LLP from 1994 to 2005 representing clients in accessing the capital markets and in mergers and acquisitions. In 1987, Mr. Pettis founded and served as managing partner of the law firm of Pettis, Tester, Kruse & Krinsky. From 1969 to 1987, Mr. Pettis was a partner at Gibson, Dunn & Crutcher LLP and also served as managing partner of that firm’s Orange County, California office. Mr. Pettis holds a bachelor of arts and a bachelor of laws from the University of Texas.
John A. Svahn. Mr. Svahn has been a director since October 2010. Mr. Svahn currently serves as president of JASCO Associates, Inc., or JASCO, a consulting firm specializing in state and federal human service programs, and as a member of the North American Advisory Board for Lagan, Inc., a United Kingdom firm that provides information technology solutions to government agencies worldwide. Mr. Svahn has served in these capacities since 2003 and 2007, respectively. Mr. Svahn is also currently a member of the board of directors of The Foundation for the Future of Aging and on the Advisory Board of Audax Health Solutions, Inc. Mr. Svahn served on the board of directors of Epic Edge, a provider of information technology services to state governments, from 2001 to 2003 and LogistiCare, a provider of non-emergency medical transportation management solutions, from 2001 to 2009. From 1994 to 2003, Mr. Svahn was chairman of the board of directors of Capital Associates, Inc., a consulting firm that specialized in helping companies do business with state and local government. From 1995 to 1996, Mr. Svahn was executive vice president of The Wexler Group, in which capacity he represented a variety of companies before Congress and federal executive branch agencies. From 1987 to 1994, Mr. Svahn served as chairman of the board and president of the Government Services Group of MAXIMUS, Inc. In addition, Mr. Svahn has served as assistant to the President of the United States of America for Policy Development, Under Secretary of Health and Human Services and as the US Commissioner of Social Security. Mr. Svahn holds a bachelor’s degree in political science from the University of Washington and completed three years of post-graduate course work at the University of the Pacific, McGeorge School of Law.

Advisory Board
In addition to our board of directors, we have established an advisory board. As of the date of this Annual Report, the members of our advisory board are:

Name	Age	Position

Mitchell Eisenberg, M.D.	60	Member

Alan R. Hoops	63	Member

William A. Landman	58	Member

Frederick S. Moseley, IV	58	Member
Our advisory board members will not participate in managing our operations. We have no formal arrangement or agreement with these individuals to provide services to us and accordingly, they have no contractual or fiduciary obligations to present business opportunities to us. We expect that members of the advisory board will provide advice, insights, contacts and other assistance to us based on their extensive industry experience and involvement in areas of activity that are strategic to us. In addition to individual meetings or phone conferences with members of the advisory board, we intend to conduct bi-annual meetings with the advisory board to discuss our strategy and industry trends.
The following is a brief summary of the background of each member of our advisory board. There are no family relationships among any of the advisory board, executive officers or directors.
Mitchell Eisenberg, M.D. Dr. Eisenberg has been a member of our advisory board since November 2010. Dr. Eisenberg joined Sheridan Healthcare, Inc. in 1982, where he has served as chairman of the board and chief executive officer since 1994, and as a director since 1985. Dr. Eisenberg also serves as the vice president of the Memorial and Joe DiMaggio Foundation and has been a member of its board of directors since 2006. Dr. Eisenberg holds a bachelor of science from Muhlenberg College, where he graduated cum laude, and a doctor of medicine from the Medical College of Pennsylvania. Dr. Eisenberg holds Board Certifications in both Internal Medicine and Anesthesiology. Dr. Eisenberg completed his residency in Internal Medicine at New England Deaconess Hospital and his residency in Anesthesiology at Massachusetts General Hospital, both of which are affiliated with Harvard Medical School. Dr. Eisenberg was elected into the Alpha Omega Alpha Honor Medical Society in 1976.
Alan R. Hoops. Mr. Hoops has been a member of our advisory board since November 2010. Since March 2006, Mr. Hoops has served as chairman of the board and chief executive officer of CareMore Health Group, a Medicare Advantage Health Plan which includes CareMore Medical Enterprises, Inc. and CareMore Health Plan. Additionally, since 2000, Mr. Hoops has served as chairman of the board of Benu, Inc. and Enwisen, and is also a director of Corvel. Prior to joining CareMore Health Group, from 1993 until 2000, Mr. Hoops served as president and chief executive officer of PacifiCare, a publicly-traded health plan based in California, which he joined in 1977. Mr. Hoops also served as PacifiCare’s chairman of the board from 1999 to 2000. Under Mr. Hoops’ direction, PacifiCare became a major commercial HMO and one of California’s largest managed care insurers. Mr. Hoops also started PacifiCare’s Secure Horizon’s program, which under his leadership became the largest Medicare HMO health plan in the United States. Mr. Hoops holds a masters in health administration from University of Washington.

William A. Landman. Mr. Landman has been a member of our advisory board since October 2010. Mr. Landman is currently a member of the board of directors, a vice president and senior managing director of CMS Companies, an investment firm overseeing nearly $2 billion of invested capital in the private equity and real estate asset classes. Mr. Landman is also a member of the board of directors, chairman of the board of Thomas Jefferson University Hospital, an academic medical center within the Jefferson Health System, and serves on the board of Thomas Jefferson University. He is also a member of the board of Jefferson Health System and chairman of the audit committee. Mr. Landman holds a bachelor’s degree from the University of Pittsburgh and a juris doctorate from the University of Pittsburgh School of Law.
Frederick S. Moseley, IV. Mr. Moseley has been a member of our advisory board since August 2010. Since 2004, Mr. Moseley has been a managing director of LLM Capital Partners LLC. In addition, since 2004, Mr. Moseley has been chief executive officer of Washington & Congress Managers, LLC, the successor management company of Washington & Congress Capital Partners L.P. (f/k/a Triumph Partners III, L.P., or Triumph III), a private equity fund and other funds. From 1998 to 2003, Mr. Moseley was the president and a director of Triumph Capital Group, Inc., or Triumph Capital Group, the previous manager of Triumph III and other funds. Prior to co-founding Triumph in 1990, Mr. Moseley was a managing director of Drexel Burnham Lambert and had prior experience with Dillon, Read & Co. Inc. and Merrill Lynch White Weld. He has served as a director of Abbey Healthcare Group, a home healthcare provider, Allied Healthcare International, a provider of healthcare related flexible staffing, Apria Healthcare Group, a provider of home healthcare products, BORN Information Services, a provider of information technology services, Box USA Holdings, a converter of packaging materials, First Communications, a trade show organizer, LogistiCare, and Value Asset Management, an asset management firm, among others, and as a board observer in other companies. Mr. Moseley holds a bachelor of arts from Harvard College and a masters in business administration from Columbia University.
In 2004, Mr. Moseley consented to the entry of an order by the State of Connecticut’s Department of Banking denying his application for registration in Connecticut as an agent of Annascaul Advisors LLC (formerly Landers, Lane & Moseley Capital Partners LLC), a broker-dealer. His application was denied by the Department of Banking based on a finding that, although he disclosed his position as president of Triumph Capital Group, he also should have checked a “yes” box in response to a question regarding whether Mr. Moseley exercised “control” over Triumph Capital based on the presumption created by Mr. Moseley’s position as president of Triumph Capital Group. In 2003, Triumph Capital Group and its general counsel were convicted of certain criminal charges, and the chairman of Triumph Capital Group pled guilty to a single charge, relating to providing consulting contracts valued at approximately $2 million to associates of the former Connecticut treasurer, at least in part, for the treasurer’s decision to increase the investment of state pension assets in a Triumph Capital Group investment fund. Neither Mr. Moseley nor, to his knowledge, any other Triumph Capital Group employee was implicated or alleged to be involved in any way in the wrongdoings giving rise to the charges noted above.
Number and Terms of Office of Directors
Our board of directors is divided into two classes with only one class of directors being elected at each annual meeting of stockholders and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Hetz and Pettis and Ms. Daych will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Landers, Shermyen and Svahn, will expire at the second annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated by-laws as it deems appropriate. Our amended and restated by-laws provide that our officers may consist of a chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. Collectively, through their positions described above, our directors have extensive experience in the alternative asset management and private equity businesses.
We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Section 211(b) of the DGCL. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Board Committees
Our board of directors intends to establish an audit committee and a compensation committee upon completion of our initial business combination. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses. We do not believe a compensation committee is necessary prior to our initial business combination as there will be no salary, fees or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in this Annual Report.
Code of Conduct and Ethics
We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, officers and certain beneficial owners, or, collectively, reporting persons, to file reports of holdings and transactions in our shares with the SEC. Based on our records and other information, we believe that all of the reporting persons filed all the applicable SEC reports required for 2010.

Item 11.	Executive Compensation.
Compensation for Officers and Directors
No executive officer or director has received compensation of any kind for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, including our officers, directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying prospective target businesses and performing due diligence on potential business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.
After completion of a business combination, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer documents or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely, however, that the amount of such compensation will be known at that time, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. Any compensation to be paid to our chief executive officer and other officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors, in accordance with the rules of any stock exchange on which our shares of common stock may then be listed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2011, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Percentage
		of Outstanding
	Shares Beneficially	Common
Name and Address of Beneficial Owners(1)	Owned(2)	Stock

Canton Holdings, L.L.C.(3)	396,000	8.9%

AQR Capital Management, LLC(4)	378,000	8.5%

Polar Securities Inc.(5)	300,000	6.8%

Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos(6)	280,000	6.3%

Fir Tree Value Master Fund, L.P.(7)	280,000	6.3%

LLM Structured Equity Fund L.P.(8)	732,400	16.5%

LLM Investors L.P.(8)	28,722	*

John L. Shermyen(9)	224,722	5.1%

John A. Svahn	7,500	*

Patrick J. Landers(10)	761,122	17.1%

Peter Schofield(11)	—	*

E. David Hetz	7,500	*

Alan W. Pettis	7,500	*

Diane M. Daych	7,500	*

Frederick S. Moseley, IV(12)	761,122	17.1%

All directors and officers as a group (7 persons)	1,015,844	22.9%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the business address of each of the stockholders is 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after March 23, 2011, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Ownership calculations are based on 5,000,000 shares of common stock outstanding as of March 23, 2011, which is adjusted to exclude 555,556 total shares held in escrow that will be forfeited on the fifth anniversary of our initial business combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following our initial business combination in which all stockholders have the right to exchange their common stock for cash consideration that equals or exceeds $18.00 per share, resulting in a total of 4,444,444 shares of common stock outstanding for purposes of the table above.

(3)
Information regarding Canton Holdings, L.L.C. (“Canton”) is based solely on a Schedule 13G filed jointly by Canton, Archer Capital Management, L.P., Joshua A. Lobel and Eric J. Edidin with the SEC on November 29, 2010. The Schedule 13G filed by Canton indicates that (i) Archer Capital Management, L.P. has shared voting power with respect to 396,000 shares and shared investment power with respect to 396,000 shares, (ii) Joshua A. Lobel has shared voting power with respect to 396,000 shares and shared investment power with respect to 396,000 shares and (iii) Eric J. Edidin has shared voting power with respect to 396,000 shares and shared investment power with respect to 396,000 shares. The address of Canton is 570 Lexington Avenue, 40th Floor, New York, New York 10022.

(4)
Information regarding AQR Capital Management, LLC is based solely upon a Schedule 13G filed by AQR Capital Management, LLC with the SEC on February 11, 2011. AQR Capital Management, LLC reported shared voting power with respect to 378,000 shares and shared investment power with respect to 378,000 shares. The address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(5)
Information regarding Polar Securities Inc. (“Polar”) is based solely on a Schedule 13G filed jointly by Polar and North Pole Capital Master Fund with the SEC on December 8, 2010. The Schedule 13G filed by Polar indicates that North Pole Capital Master Fund has shared voting power with respect to 300,000 shares and shared investment power with respect to 300,000 shares. The address of Polar is 372 Bay Street, 21st Floor, Toronto, Ontario M5H 2W9, Canada.

(6)
Information regarding Bulldog Investors (“Bulldog”) is based solely on a Schedule 13G filed jointly by Bulldog, Brooklyn Capital Management, and Phillip Goldstein and Andrew Dakos (each of whom are principals of Bulldog) with the SEC on December 3, 2010. The Schedule 13G filed by Bulldog indicates that each of Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos has sole voting power with respect to 280,000 shares and sole investment power with respect to 280,000 shares. The address of Bulldog is Park 80 West, 250 Pehle Ave., Suite 708, Saddle Brook, New Jersey 07663.

(7)
Information regarding Fir Tree Value Master Fund, L.P. (“Fir Tree”) is based solely on a Schedule 13G filed jointly by Fir Tree and Fir Tree, Inc. with the SEC on December 6, 2010. The Schedule 13G filed by Fir Tree indicates that Fir Tree, Inc. has shared voting power with respect to 280,000 shares and shared investment power with respect to 280,000 shares. The address of Fir Tree is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands and the address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(8)
LLM Capital Partners LLC is the manager and LLM Advisors L.P. is the general partner of each of LLM Structured Equity Fund L.P. and LLM Investors L.P. (collectively, the “LLM Funds”). Each of LLM Capital Partners LLC and LLM Advisors L.P. may be considered to have beneficial ownership of the LLM Funds’ interest in us. Indirect investment and voting control of LLM Advisors L.P. is held by LLM Capital Partners LLC. Indirect investment and voting control of LLM Capital Partners LLC is held by Patrick J. Landers and Frederick S. Moseley, IV.

(9)	Mr. Shermyen is a limited partner of LLM Structured Equity Fund L.P. and as such may also have an indirect interest in LLM Structured Equity Fund L.P.’s interest in us.

(10)
LLM Capital Partners LLC is the manager and LLM Advisors L.P. is the general partner of each of the LLM Funds. As such, each of LLM Capital Partners LLC and LLM Advisors L.P. may be considered to have beneficial ownership of the LLM Funds’ interest in us. Indirect investment and voting control of LLM Advisors L.P. is held by LLM Capital Partners LLC. Indirect investment and voting control of LLM Capital Partners LLC is held by Patrick J. Landers and Frederick S. Moseley, IV. Mr. Landers also has a direct interest in LLM Investors L.P. and in LLM Advisors L.P. Mr. Landers may be considered to have beneficial ownership of the LLM Funds’ interest in us.

(11)
Mr. Schofield is a limited partner of LLM Advisors L.P., which is the general partner of each of LLM Structured Equity Fund L.P. and LLM Investors L.P. (collectively, the “LLM Funds”), and as such may have an indirect interest in the LLM Funds’ interest in us.

(12)
LLM Capital Partners LLC is the manager and LLM Advisors L.P. is the general partner of each of the LLM Funds. As such, each of LLM Capital Partners LLC and LLM Advisors L.P. may be considered to have beneficial ownership of the LLM Funds’ interest in us.. Indirect investment and voting control of LLM Advisors L.P. is held by LLM Capital Partners LLC. Indirect investment and voting control of LLM Capital Partners LLC is held by Patrick J. Landers and Frederick S. Moseley, IV. Mr. Moseley also has a direct interest in LLM Investors L.P. Mr. Moseley may be considered to have beneficial ownership of the LLM Funds’ interest in us.

Our sponsors, certain of our directors and the underwriters purchased an aggregate of 3,040,000 private placement warrants prior to the date of this Annual Report at the price of $0.75 per warrant for a purchase price of $2,280,000 in a private placement which occurred simultaneously with the completion of the initial public offering. The purchase price of the private placement warrants will be added to the proceeds from the initial public offering to be held in the Trust Account. The private placement warrants are identical to the warrants sold in the initial public offering except that if held by the original holders or their permitted assigns, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination, and (iii) they may be exercised by the holders on a cashless basis. Such holders have placed the private placement warrants into an escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent where they will be held for so long as the private placement warrants are subject to transfer restrictions. Permitted transferees means immediate family members of the holder, trusts established by the holder for estate planning purposes and affiliates of the holder.
Our initial stockholders have placed the initial shares into an escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent. Other than transfers made to permitted transferees (i.e., immediate family members of the holder, trusts established by the holder for estate planning purposes and affiliates of the holder) who agree in writing to be bound to the transfer restrictions, agree to vote in accordance with the majority of the votes cast by the public stockholders in the event we seek stockholder approval in connection with our initial business combination and waive any rights to participate in any redemption if we fail to consummate our initial business combination. Of the initial shares, (i) 511,111 shares (up to 66,667 of which have been forfeited as the underwriters’ over-allotment option was not exercised in full) will be held in escrow until the first anniversary of our initial business combination and (ii) 638,889 shares (up to 83,333 of which have been forfeited as the underwriters’ over-allotment option was not exercised in full) will be held in escrow and forfeited on the fifth anniversary of our initial business combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following our initial business combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. However, the holders of the initial shares will retain all other rights as our stockholders, including, without limitation, the right to vote such initial shares that have not been contractually restricted from voting and the right to receive cash dividends, if declared. Our initial stockholders have contractually agreed with us that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them. If dividends are declared and payable in shares of common stock, such shares shall be held in escrow and shall be subject to partial forfeiture as described herein. If we are unable to effect a business combination and liquidate, our initial stockholders will not be entitled to any portion of the liquidation proceeds with respect to their initial shares but will be entitled to liquidation proceeds with respect to any public shares they may own.
LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. and each of Mr. Shermyen and Landers are deemed to be our “parents” and “promoters,” as these terms are defined under the federal securities laws.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
In July 2010, our initial stockholders purchased the initial shares, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Subsequently, on November 22, 2010, each of John L. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. returned to us an aggregate of 287,500 of such initial shares, which we have cancelled. These initial shares consist of (i) 511,111 shares (up to 66,667 of which have been forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow until the first anniversary of our initial business combination and (ii) 638,889 shares (up to 83,333 of which have been forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow and forfeited on the fifth anniversary of our initial business combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following our initial business combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Our initial stockholders have contractually agreed with us that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them. In connection with the initial public offering, we directed the underwriters to sell 586,400 units, or 14.67%, of the 4,000,000 units being sold at the initial public offering price to our sponsors.

Our sponsors, certain of our directors and advisors and the underwriters have purchased an aggregate of 3,040,000 private placement warrants, at the price of $0.75 per warrant for an aggregate purchase price of $2,280,000, in a private placement which was completed simultaneously with the completion of the initial public offering. All of the proceeds received from the sale of the private placement warrants were added to the proceeds from the initial public offering to be held in the Trust Account pending our completion of an initial business combination. The private placement warrants are identical to the warrants sold in the initial public offering except that if held by the original holders or their permitted assigns, (i) they will not be redeemable by us, (ii) they may be exercised by the holders on a cashless basis and (iii) with respect to the private placement warrants held by the underwriters, they will expire five years from the effective date of the registration statement for the initial public offering. In addition, the private placement warrants will be held in escrow until 30 days following the completion of our initial business combination. If we do not complete an initial business combination that meets the criteria described in this Annual Report, the $2,280,000 purchase price of the private placement warrants will be included as a part of the amounts payable to our public stockholders and the private placement warrants will expire worthless.
Mr. Shermyen, our chairman, chief executive officer and co-sponsor, and each of LLM Structured Equity Fund L.P. and LLM Investors L.P., our other co-sponsors, have agreed that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective business target with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account available for distribution to our stockholders below $10.10 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. will not be responsible to the extent of any liability for such third party claims. Additionally, in the event either LLM Structured Equity Fund L.P. or LLM Investors L.P. undertakes a liquidating distribution while their indemnification obligations are outstanding, they have agreed to use reasonable efforts to set aside from such distribution, adequate reserves to cover the reasonably anticipated liabilities which may be incurred by them. Although we have a fiduciary obligation to pursue the sponsors to enforce their indemnification obligations, and intend to pursue such actions as and when we deem appropriate, there can be no assurance they will be able to satisfy those obligations, if required to do so.
In the event that the proceeds in the Trust Account are reduced below $10.10 per share and Mr. Shermyen and our other sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors, if any, would determine whether to take legal action against Mr. Shermyen and our other sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Shermyen and our other sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price (or per share liquidation distribution if we are unable to effect a redemption of our public shares) will not be less than $10.10 per share.
In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his or her sole discretion, which may be convertible into warrants of the post-business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Other than the conversion price as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist. However, such loans will not have any recourse against the Trust Account nor bear any interest prior to the consummation of the business combination and will have other terms that are no more favorable to the lenders than could be obtained from a third party.
LLM Capital Partners LLC has agreed to provide us with office space, general and administrative services for a fee of $7,500 per month.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Reimbursable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in the Trust Account until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in our public stockholders’ best interest.
Each of our officers has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, 18 months after the closing of the initial public offering or such time as he ceases to be an officer, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $50 million or more, subject to any pre-existing fiduciary or contractual obligations he might have. If any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our officers currently have relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have completed our initial business combination or we have failed to complete our initial business combination within 18 months from the closing of the initial public offering.
In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. have granted us a “right of first refusal” with respect to an acquisition of any company or assets in the healthcare industry whose enterprise value is $50 million or more. Pursuant to this right of first refusal, each of these entities has agreed to present any investment or purchase opportunity in a company or assets meeting these criteria to a committee of our independent directors for our review and that it will not enter into any agreement to purchase or invest in such company or assets until our committee of independent directors has had a reasonable period of time to determine whether or not to pursue such opportunity. This right of first refusal will expire upon the earlier to occur of (i) the completion of our initial business combination or (ii) 18 months after the closing of the initial public offering.
Other than a payment of $7,500 per month payable to LLM Capital Partners LLC to compensate such entity for our use of its office space, general and administrative services and the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation, reimbursements, cash payments or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any of our securities, will be paid to our sponsors, officers or directors, or to any of our or their respective affiliates prior to or with respect to a business combination.
After the consummation of a business combination, if any, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies.
Director Independence
Although we are not required to have a majority of independent directors on our board of directors, we have elected to have a majority of independent directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
Our board of directors has determined that each of Messrs. Hetz, Pettis and Svahn and Ms. Daych, who are members of our board of directors, will be independent directors as such term is defined under the rules of the American Stock Exchange and Rule 10A-3 of the Exchange Act. Although we are not listed on the American Stock Exchange upon consummation of the initial public offering, we have voluntarily applied the definition of director independence used by the American Stock Exchange in making the determinations with respect to Messrs. Hetz, Pettis and Svahn and Ms. Daych. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.
Audit Fees
Rothstein, Kass & Company, P.C., or Rothstein, billed us $56,000 in fees for audit services for the period July 26, 2010 (date of inception) to December 31, 2010.
Audit Fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim condensed consolidated financial statement s reflecting quarterly results included in our Form 10-Q. It also includes services that are normally provided by Rothstein in connection with statutory and regulatory filings or engagements.
Audit Related Fees
We were not billed for any fees by Rothstein for assurance and related services that are not reported under Audit Fees above, for the period July 26, 2010 (date of inception) to December 31, 2010.
Tax and All Other Fees
We were not billed for any fees by Rothstein for tax compliance, tax advice, tax planning or other work for the period July 26, 2010 (date of inception) to December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as a part of this Annual Report:
(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Stockholders’ Equity
Consolidated Statement of Cash Flows
Notes To Consolidated Financial Statements
(2)	Financial Statement Schedules(s):
All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(3)	Exhibits:
See attached Exhibit Index of this Annual Report.
(b)	Exhibits
We hereby file as part of this Annual Report the Exhibits listed below.

EXHIBIT NO.	DESCRIPTION

3.1	Form of Amended and Restated Certificate Of Incorporation**
3.2	Form of Amended and Restated By-Laws.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Common Stock Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the registrant.**
10.1	Promissory Note, dated July 29, 2010, issued to LLM Structured Equity Fund L.P.**
10.2	Promissory Note, dated July 29, 2010, issued to John L. Shermyen.**
10.3	Form of Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company, L&L Acquisition Securities Corp. and the registrant.**
10.4	Form of Securities Escrow Agreement among the registrant, Continental Stock Transfer & Trust Company and security holders.**
10.5	Form of Registration Rights Agreement among the registrant and security holders.**
10.6	Letter Agreement, dated as of August 17, 2010, between LLM Capital Partners LLC and the registrant regarding administrative support.**
10.7	Form of Letter Agreement by and between the registrant and each executive officer and director.**
10.8	Form of Right of First Refusal Agreement by and among the registrant and LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P.**

EXHIBIT NO.	DESCRIPTION

10.9.1	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and John L. Shermyen.**
10.9.2	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and LLM Structured Equity Fund L.P.**
10.9.3	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and LLM Investors Fund L.P.**
10.10	Form of Warrant Subscription Agreement among the registrant and each of the signatories thereto.**
10.11	Form of Letter Agreement by and between the registrant and each initial stockholder.**
10.12	Securities Assignment Agreement, dated as of October 4, 2010 between LLM Structured Equity Fund L.P., LLM Investors L.P., John L. Shermyen and the Buyers named therein.**
10.13	Securities Assignment Agreement, dated as of November 2, 2010, between LLM Structured Equity Fund L.P., LLM Investors L.P., John L. Shermyen and the Buyers named therein.**
10.14	Contribution Agreement, dated as of November 22, 2010, by and among the registrant, LLM Structured Equity Fund L.P., LLM Investors L.P. and John L. Shermyen.**
14	Code of Conduct and Ethics.**
31.1	Rule 13a — 14(a) Rule 15d — 14(a) Certification.*
31.2	Rule 13a — 14(a) Rule 15d — 14(a) Certification.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.

**	Previously filed and incorporated by reference to our registration statement on Form S-1, filed with the SEC on August 20, 2010, as amended.

†	Furnished herewith.
(c)	Financial Statement Schedules
All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L&L ACQUISITION CORP.
By:	/s/ John L. Shermyen
John L. Shermyen
Chief Executive Officer

Date: March 31, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John L. Shermyen John L. Shermyen	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ Patrick J. Landers Patrick J. Landers	Director and President	March 31, 2011

/s/ Peter Schofield Peter Schofield	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ Diane M. Daych Diane M. Daych	Director	March 31, 2011

/s/ E. David Hetz E. David Hetz	Director	March 31, 2011

/s/ Alan W. Pettis Alan W. Pettis	Director	March 31, 2011

/s/ John A. Svahn John A. Svahn	Director	March 31, 2011

L&L Acquisition Corp. and Subsidiary
(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
L&L Acquisition Corp. (a developmental stage company):
We have audited the accompanying consolidated balance sheet of L&L Acquisition Corp. and Subsidiary (a developmental stage company), (collectively, the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from July 26, 2010 (date of inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L&L Acquisition Corp. and Subsidiary (a developmental stage company) as of December 31, 2010, and the results of their operations and their cash flows for the period July 26, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ Rothstein Kass & Company, P.C.
Roseland, New Jersey
March 30, 2011

L&L Acquisition Corp. and Subsidiary
(a development stage company)
CONSOLIDATED BALANCE SHEET

December 31,
2010
ASSETS
Current assets
Cash and cash equivalents	$815,026

Restricted cash held in trust	40,404,326

Prepaid expenses	84,187

Total assets	$41,303,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$198,300
Franchise taxes payable	18,735

Total current liabilities	217,035

Deferred underwriting compensation	331,300
Deferred legal fees relating to the offering	100,000
Due to Sponsor	260,000

Total liabilities	908,335

Common stock subject to possible redemption, 3,480,000 shares (at redemption value)	35,148,000

Commitments and contingencies	—

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—

Common stock, $.0001 par value, 100,000,000 shares authorized; 5,150,000 shares issued and outstanding (includes 3,480,000 shares subject to possible redemption)	515
Additional paid-in capital	5,404,719
Deficit accumulated during development stage	(158,030)

Total stockholders’ equity	5,247,204

Total liabilities and stockholders’ equity	$41,303,539

The accompanying notes are an integral part of these consolidated financial statements.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the period from July 26, 2010 (date of inception) to December 31, 2010

Revenue	$—
General and administrative expenses	162,411

Loss from operations	(162,411)
Interest and dividend income	4,381

Loss before provision for income taxes	(158,030)
Provision for income taxes	—

Net loss attributable to common shares outstanding	$(158,030)

Weighted average number of common shares outstanding — basic and diluted	2,205,016

Net loss per common share outstanding — basic and diluted	$(0.07)

Two Class Method:

Weighted average number of common shares outstanding subject to possible redemption	731,465

Net loss per common share outstanding subject to possible redemption	$(0.22)

Weighted average number of common shares outstanding, excluding shares subject to possible redemption — basic and diluted	1,473,551

Net loss per common share outstanding subject to possible redemption — basic and diluted	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from July 26, 2010 (date of inception) to December 31, 2010

				Deficit
				Accumulated
	Common Stock			During	Total
		Amount	Additional	Development	Stockholders’
	Shares	$.0001 par	Paid-in Capital	Stage	Equity

Sale of common stock issued to initial stockholders on July 28, 2010 at $.017 per share	1,437,500	$144	$24,856	$—	$25,000

Forfeiture of common stock issued to initial stockholders on November 22, 2010	(287,500)	(29)	29

Sale of 4,000,000 units, net of underwriters’ discount and offering expenses (including 3,480,000 shares subject to possible redemption)	4,000,000	400	38,247,834		38,248,234

Net proceeds subject to possible redemption of 3,480,000 shares			(35,148,000)		(35,148,000)

Sale of private placement warrants			2,280,000		2,280,000

Net loss attributable to common shares	—	—	—	(158,030)	(158,030)

Balance, December 31, 2010	5,150,000	$515	$5,404,719	$(158,030)	$5,247,204

The accompanying notes are an integral part of these consolidated financial statements.

L&L Acquisition Corp. and Subsidiary
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the period from July 26, 2010 (date of inception) to December 31, 2010

Cash Flows from Operating Activities
Net loss	$(158,030)

Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income earned on cash held in trust	(4,326)

Change in operating assets and liabilities
Increase in prepaid expenses	(84,187)
Increase in accrued expenses and other liabilities	69,868
Increase in franchise taxes payable	18,735

Net cash used in operating activities	(157,940)

Cash Flows from Investing Activities
Cash held in trust account	(40,400,000)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	75,000
Payments of notes payable, stockholders	(75,000)
Proceeds from issuance of stock to initial stockholders	25,000
Proceeds from public offering	40,000,000
Proceeds from issuance of warrants	2,280,000
Payment of offering costs	(1,192,034)
Advance from Sponsor	260,000

Net cash provided by financing activities	41,372,966

Net increase in cash	815,026

Cash and cash equivalents at beginning of the period	—

Cash and cash equivalents at end of the period	$815,026

Supplemental schedule of non-cash financial activities:
Accrual for offering costs and other expenses	$128,432
Deferred underwriter’s compensation	$331,300
Deferred legal fees related to the offering	$100,000
The accompanying notes are an integral part of these consolidated financial statements.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period July 26, 2010 (date of inception) to December 31, 2010
1. Description of Organization and Business Operations
L&L Acquisition Corp. and Subsidiary (collectively, the “Company”), a corporation in the development stage, was incorporated in Delaware on July 26, 2010. The Company was formed for the purposed of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date with the exception of dividend income. The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.
At December 31, 2010, the Company had not commenced any operations. All activity through December 31, 2010 relates to the Company’s formation and initial public offering (“Offering”) described below.
The registration statement for the initial public offering (the “Offering”) was declared effective on November 23, 2010. The Company consummated the Offering on November 29, 2010 and received net proceeds of $38,248,234, before deducting deferred underwriting compensation of $1,000,000 and includes $200,000 received for the purchase of 266,667 warrants by the underwriters. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.
Upon the closing of the Offering and the private placement of warrants, $40,400,000 was placed in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.
The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, it will proceed with a Business Combination if a majority of the outstanding shares of common stock voted are voted in favor of a Business Combination. In connection with such a vote, if a Business Combination is approved and completed, stockholders that vote against a Business Combination and elect to put their shares of common stock back to the Company for cash will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against a Business Combination and electing to put shares of common stock to the Company shall be entitled to receive a per share pro-rata portion of the Trust Account excluding interest and net of franchise and income taxes payable and (ii) public stockholders voting in favor of a Business Combination and electing to put shares of common stock to the Company shall be entitled to receive a per share pro-rata portion of the Trust Account together with interest thereon but net of franchise and income taxes payable. These shares of common stock were recorded at a fair value and classified as temporary equity upon the completion of the Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”. John L. Shermyen, LLM Structured Equity Fund L.P., and LLM Investors L.P. (the “Sponsors”) and John A. Svahn, E. David Hetz, Alan W. Pettis, William A. Landman, Diane M. Daych, Mitchell Eisenberg, M.D. and Alan R. Hoops (the “Assignees” and, collectively with the Sponsors, the “initial stockholders”) have agreed, in the event the Company is required to seek stockholder approval of a Business Combination, to vote their initial shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the Offering in favor of a Business Combination. The initial stockholders have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of a Business Combination submitted to the Company’s stockholders for approval.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period July 26, 2010 (date of inception) to December 31, 2010
The Company’s Sponsors, officers and directors have agreed that the Company will only have 18 months from November 23, 2010, the date of the closing for the Offering, to consummate a Business Combination. If the Company does not consummate a Business Combination within such 18 month period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than two business days thereafter, redeem 100% of its public shares for cash equal to their pro-rata share of the aggregate amount then on deposit in the Trust Account (including interest), less franchise and income taxes payable, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The initial stockholders have waived their rights to participate in any redemption with respect to their initial shares. However, the initial stockholders acquired shares of common stock in the Offering, entitling them to a pro-rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.
2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of L&L Acquisition Corp. and its wholly-owned subsidiary, L&L Acquisition Securities Corp. (“Subsidiary”). All significant intercompany balances and transactions have been eliminated in consolidation.
Development stage company
The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At December 31, 2010, the Company has not commenced any operations nor generated revenue to date. All activity through December 31, 2010 relates to the Company’s formation and the Offering. Following such Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income on the designated Trust Account after the Offering.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period July 26, 2010 (date of inception) to December 31, 2010
Net loss per common share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2010, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period. The Company’s statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments held in the Trust Account
The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested in a money market mutual fund that meets the conditions of Rule 2a-7 of the 1940 Act. The Company considers the investment in the money market mutual fund to be a cash equivalent.
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.
Redeemable common stock
The Company accounts for redeemable common stock that is redeemable for cash or other assets, by classifying it outside of permanent equity if it is redeemable at the option of the holder. In addition, the amount of common stock subject to redemption is classified outside of permanent equity to the extent that such redemption does not cause a liquidation event.
Accordingly, 3,480,000 of common shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of common stock subject to redemption equal its redemption value at the end of each reporting period.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period July 26, 2010 (date of inception) to December 31, 2010
Cash and cash equivalents
The Company considers all highly-liquid instruments with original maturities of three months or less to be cash equivalents.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The Company has the following deferred tax assets and liabilities at December 31, 2010:

Noncurrent assets and liabilities
Net operating loss carryforwards	$7,500
Amortizable start-up costs	55,400

62,900
Valuation allowance	(62,900)

Net noncurrent deferred tax asset	$—

The Company has net operating losses amounting to approximately $18,700 that expire in 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.
Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s common stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.
The Company established a valuation allowance of $62,900 as of December 31, 2010, which fully offset the deferred tax assets of $62,900. The deferred tax asset results from applying an effective combined federal and state tax rate of 41% to start-up costs of approximately $139,300 and net operating losses of approximately $18,700. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period July 26, 2010 (date of inception) to December 31, 2010
The statutory federal income tax rate and the effective rate are reconciled as follows:

Statutory federal income tax rate	35%
State and local taxes, net of federal tax benefit	6%
Valuation allowance	(41)%

0%

There were no unrecognized tax benefits as of December 31, 2010. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2010. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s financial position and results of peroration and cash flows as of and for the period July 26, 2010 (date of inception) to December 31, 2010.
Recently issued accounting standards
In January 2010, the FASB issued “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and (iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009. However, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
3. Initial Public Offering
On November 29, 2010, the Company sold to the public 4,000,000 units at $10 per unit (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing on the later of (a) 30 days after the completion of a Business Combination or (b) one year from November 23, 2010, the date of the prospectus for the Offering, and will expire five years from the consummation of a Business Combination. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period July 26, 2010 (date of inception) to December 31, 2010
4. Related Party Transactions
In July 2010, Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. purchased an aggregate of 1,437,500 shares of the Company’s common stock, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Subsequently, on November 22, 2010, Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. each returned to the Company an aggregate of 287,500 of such initial shares, which have been cancelled. These shares are referred to as the “initial shares” and consist of (i) 511,111 shares (up to 66,667 of which have been forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow until the first anniversary of a Business Combination and (ii) 638,889 shares (up to 83,333 of which have been forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow and forfeited on the fifth anniversary of a Business Combination unless, prior to such time, either (x) the last sales price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following a Business Combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Subsequent to the purchase of these shares, (i) Mr. Shermyen transferred at cost an aggregate of 58,219 of these shares to William A. Landman and Mitchell Eisenberg, each of whom is a member of the Company’s advisory board, and Alan W. Pettis, E. David Hetz and Diane M. Daych, each of whom is a director, (ii) LLM Investors L.P. transferred at cost an aggregate of 2,197 of these shares to E. David Hetz and Diane M. Daych and (iii) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 56,022 of these shares to Alan R. Hoops, a member of our advisory board, John A. Svahn, a director, E. David Hetz and Diane M. Daych. The Company’s initial stockholders have contractually agreed with the Company that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them.
The Sponsors, certain of the Company’s directors and advisors and the underwriters purchased, in a private placement, 3,040,000 Warrants (“Sponsor Warrants”) prior to the Offering at a price of $0.75 per Warrant (a purchase price of $2,280,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per Warrant for such Sponsor Warrants exceeds the fair value of such Sponsor Warrants on the date of the purchase. The valuation is based on comparable initial public offerings by previous blank check companies. The holders have agreed that such Sponsor Warrants will not be sold or transferred until 30 days following consummation of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to such holders will expire worthless. The Company intends to classify the Sponsor Warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815, “Derivatives and Hedging”.
In connection with the Offering, the Sponsors purchased 586,400 Units at $10 per Unit on November 29, 2010.
Also in connection with the Offering, LLM Structured Equity Fund L.P. advanced the Company $260,000 on November 29, 2010. This advance was repaid by the Company on January 7, 2011.
Commencing on November 29, 2010, the Company entered into an Administrative Services Agreement with LLM Capital Partners LLC for an aggregate monthly fee of $7,500 for office space, general and administrative services. This agreement will expire upon the earlier of: (a) the successful completion of the Company’s Business Combination, (b) 18 months from November 23, 2010, the date of the prospectus for the Offering, or (c) the date on which the Company is dissolved and liquidated.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period July 26, 2010 (date of inception) to December 31, 2010
The initial stockholders are entitled to registration rights pursuant to a registration rights agreement signed on November 23, 2010, the date of the prospectus for the Offering. The initial stockholders are entitled to demand registration rights and certain “piggy-back” registration rights with respect to their shares of common stock, the Warrants and the common stock underlying the Warrants, commencing on the date such common stock or Warrants are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
5. Commitments and Contingencies
The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover the over-allotment at the initial public offering price less the underwriting discounts and commissions. This option was not exercised by the underwriters.
The underwriters will be entitled to two and one half percent (2.5%) of the funds released from the Trust Account to the Company or the target upon closing of a Business Combination, which shall be paid as a placement fee to Morgan Joseph LLC or such other firms, if any, who are instrumental in advising the Company with respect to the completion of a Business Combination.
6. Fair Value Measurement
The Company complies with Fair Value measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of December 31, 2010

			Significant
			Other
		Quoted Prices in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held in trust	$40,404,326	$40,404,326	$—	$—

Total	$40,404,326	$40,404,326	$—	$—

The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
The carrying amounts reflected in the balance sheet for other current assets and accrued expenses approximate fair value due to their short-term maturities.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Form of Amended and Restated Certificate Of Incorporation**
3.2	Form of Amended and Restated By-Laws.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Common Stock Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the registrant.**
10.1	Promissory Note, dated July 29, 2010, issued to LLM Structured Equity Fund L.P.**
10.2	Promissory Note, dated July 29, 2010, issued to John L. Shermyen.**
10.3	Form of Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company, L&L Acquisition Securities Corp. and the registrant.**
10.4	Form of Securities Escrow Agreement among the registrant, Continental Stock Transfer & Trust Company and security holders.**
10.5	Form of Registration Rights Agreement among the registrant and security holders.**
10.6	Letter Agreement, dated as of August 17, 2010, between LLM Capital Partners LLC and the registrant regarding administrative support.**
10.7	Form of Letter Agreement by and between the registrant and each executive officer and director.**
10.8	Form of Right of First Refusal Agreement by and among the registrant and LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P.**
10.9.1	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and John L. Shermyen.**
10.9.2	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and LLM Structured Equity Fund L.P.**
10.9.3	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and LLM Investors Fund L.P.**
10.10	Form of Warrant Subscription Agreement among the registrant and each of the signatories thereto.**
10.11	Form of Letter Agreement by and between the registrant and each initial stockholder.**
10.12	Securities Assignment Agreement, dated as of October 4, 2010 between LLM Structured Equity Fund L.P., LLM Investors L.P., John L. Shermyen and the Buyers named therein.**
10.13	Securities Assignment Agreement, dated as of November 2, 2010, between LLM Structured Equity Fund L.P., LLM Investors L.P., John L. Shermyen and the Buyers named therein.**
10.14	Contribution Agreement, dated as of November 22, 2010, by and among the registrant, LLM Structured Equity Fund L.P., LLM Investors L.P. and John L. Shermyen.**
14	Code of Conduct and Ethics.**
31.1	Rule 13a — 14(a) Rule 15d — 14(a) Certification.*
31.2	Rule 13a — 14(a) Rule 15d — 14(a) Certification.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.

**	Previously filed and incorporated by reference to our registration statement on Form S-1, filed with the SEC on August 20, 2010, as amended.

†	Furnished herewith.