Form 10-Q
period 2011-03-31
L&L Acquisition Corp.
filed 2011-05-13
CIK 1499482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 000-54206
L&L ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3109518
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
265 Franklin Street, 20th Floor, Boston, MA 02110
(Address of Principal Executive Offices, Including Zip Code)
(617) 330-7755
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 12, 2011, the registrant had 5,000,000 shares of common stock, par value $0.0001 per share, outstanding.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.
L&L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$342,832	$815,026

Restricted cash held in Trust Account	40,416,418	40,404,326

Prepaid expenses	71,809	84,187

Total assets	$40,831,059	$41,303,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$141,808	$198,300
Franchise taxes payable	45,000	18,735

Total current liabilities	186,808	217,035

Deferred underwriting compensation	331,300	331,300
Deferred legal fees relating to the offering	100,000	100,000
Due to Sponsor	—	260,000

Total liabilities	618,108	908,335

Common stock subject to possible redemption, 3,480,000 shares (at redemption value)	35,148,000	35,148,000

Common stock, $.0001 par value, 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2011 and 5,150,000 shares issued and outstanding at December 31, 2010 (includes 3,480,000 shares subject to possible redemption)	500	515
Additional paid-in capital	5,404,734	5,404,719
Deficit accumulated during development stage	(340,283)	(158,030)

Total stockholders’ equity	5,064,951	5,247,204

Total liabilities and stockholders’ equity	$40,831,059	$41,303,539

See accompanying notes to condensed consolidated financial statements.

L & L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

		Period from
		July 26, 2010
	Three months ended	(inception) through
	March 31, 2011	March 31, 2011

Revenue	$—	$—
General and administrative expenses	194,408	356,819

Loss from operations	(194,408)	(356,819)
Interest and dividend income	12,155	16,536

Loss before provision for income taxes	(182,253)	(340,283)
Provision for income taxes	—	—

Net loss attributable to common shares outstanding	$(182,253)	$(340,283)

Weighted average number of common shares outstanding — basic and diluted	5,011,667	3,227,682

Net loss per share outstanding — basic and diluted	$(0.04)	$(0.11)

Two Class Method:

Weighted average number of common shares outstanding subject to possible redemption	3,480,000	1,732,955

Net loss per common share outstanding subject to possible redemption	$0.00	$0.00

Weighted average number of common shares outstanding, excluding shares subject to possible redemption — basic and diluted	1,531,667	1,494,727

Net loss per common share outstanding subject to possible redemption - basic and diluted	$(0.12)	$(0.23)

See accompanying notes to condensed consolidated financial statements.

L & L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
		Amount	Paid-in	Development	Stockholders’
	Shares	$.0001 par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on July 28, 2010 at $.017 per share	1,437,500	$144	$24,856	$—	$25,000

Forfeiture of common stock issued to initial stockholders on November 22, 2010	(287,500)	(29)	29

Sale of 4,000,000 units, net of underwriters’ discount and offering expenses (including 3,480,000 shares subject to possible redemption)	4,000,000	400	38,247,834		38,248,234

Net proceeds subject to possible redemption of 3,480,000 shares			(35,148,000)		(35,148,000)

Sale of private placement warrants			2,280,000		2,280,000

Net loss attributable to common shares	—	—	—	(158,030)	(158,030)

Balance, December 31, 2010 (audited)	5,150,000	515	5,404,719	(158,030)	5,247,204

Forfeiture on January 8, 2011 of common stock issued to initial stockholders	(150,000)	(15)	15

Net loss attributable to common shares	—	—	—	(182,253)	(182,253)

Balance, March 31, 2011 (unaudited)	5,000,000	$500	$5,404,734	$(340,283)	$5,064,951

See accompanying notes to condensed consolidated financial statements.

L & L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Period from
		July 26, 2010
	Three months ended	(inception) through
	March 31, 2011	March 31, 2011
Cash Flows from Operating Activities
Net loss	$(182,253)	$(340,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income earned on cash held in Trust Account	(12,092)	(16,418)

Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	12,378	(71,809)
Increase (decrease) in accrued expenses and other liabilities	(56,492)	13,376
Increase in franchise taxes payable	26,265	45,000

Net cash used in operating activities	(212,194)	(370,134)

Cash Flows from Investing Activities
Cash held in Trust Account	—	(40,400,000)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	—	75,000
Payments of notes payable, stockholders	—	(75,000)
Proceeds from issuance of stock to initial stockholders	—	25,000
Proceeds from public offering	—	40,000,000
Proceeds from issuance of warrants	—	2,280,000
Payment of offering costs	—	(1,192,034)
Advance from Sponsor	—	260,000
Repayment of advance from Sponsor	(260,000)	(260,000)

Net cash provided by (used in) financing activities	(260,000)	41,112,966

Net increase (decrease) in cash	(472,194)	342,832

Cash and cash equivalents at beginning of the period	815,026	—

Cash and cash equivalents at end of the period	$342,832	$342,832

Supplemental schedule of non-cash financial activities:
Accrual for offering costs and other expenses	$128,432	$128,432
Deferred underwriters’ compensation	$331,300	$331,300
Deferred legal fees related to the offering	$100,000	$100,000
See accompanying notes to condensed consolidated financial statements.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
At March 31, 2011, the Company had not commenced any operations. All activity through March 31, 2011 relates to the Company’s formation and initial public offering (the “Offering”) described below.
The registration statement for the Offering was declared effective on November 23, 2010. The Company consummated the Offering on November 29, 2010 and received net proceeds of $38,248,234, before deducting deferred underwriting compensation of $1,000,000 and includes $200,000 received for the purchase of 266,667 warrants by the underwriters. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.
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
The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, it will proceed with a Business Combination if a majority of the outstanding shares of common stock voted are voted in favor of a Business Combination. In connection with such a vote, if a Business Combination is approved and completed, stockholders that vote against a Business Combination and elect to put their shares of common stock back to the Company for cash will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against a Business Combination and electing to put shares of common stock to the Company shall be entitled to receive a per share pro-rata portion of the Trust Account excluding interest and net of franchise and income taxes payable and (ii) public stockholders voting in favor of a Business Combination and electing to put shares of common stock to the Company shall be entitled to receive a per share pro-rata portion of the Trust Account together with interest thereon but net of franchise and income taxes payable. These shares of common stock will be recorded at a fair value and classified as temporary equity upon the completion of the Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” John L. Shermyen, LLM Structured Equity Fund L.P., and LLM Investors L.P. (the “Sponsors”) and John A. Svahn, E. David Hetz, Alan W. Pettis, William A. Landman, Diane M. Daych, Mitchell Eisenberg, M.D. and Alan R. Hoops (collectively with the Sponsors, the “initial stockholders”) have agreed, in the event the Company is required to seek stockholder approval of a Business Combination, to vote their initial shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the offering in favor of a Business Combination. The initial stockholders have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of a Business Combination submitted to the Company’s stockholders for approval.
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

2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2011, the results of operations and cash flows for the period from July 26, 2010 (inception) through March 31, 2011, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of L&L Acquisition Corp. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011. The December 31, 2010 balance sheet and the changes in stockholders’ equity through December 31, 2010 have been derived from those audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those derived in the December 31, 2010 audited financial statements.
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of L&L Acquisition Corp. and its wholly-owned subsidiary, L&L Acquisition Securities Corp. (“Subsidiary”). All significant intercompany balances and transactions have been eliminated in consolidation.
Development Stage Company
The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2011, the Company has not commenced any operations nor generated revenue. All activity through March 31, 2011 relates to the Company’s formation and the Offering. Following such offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income on the designated Trust Account after the Offering.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period. The Company’s statements of operations include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to material risks on such accounts.
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
Accordingly, 3,480,000 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of common stock subject to redemption equal its redemption value at the end of each reporting period.
Cash and cash equivalents
The Company considers all highly-liquid instruments with original maturities of three months or less to be cash equivalents.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The Company has the following deferred tax assets and liabilities at March 31, 2011:

Noncurrent assets and liabilities:
Net operating loss carryforwards	$25,000
Amortizable start-up costs	110,000

135,000
Valuation allowance	(135,000)

Net noncurrent deferred tax asset	$—

The Company has net operating losses amounting to approximately $64,000 that expire in 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic recession imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.
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
The Company established a valuation allowance of $135,000 as of March 31, 2011, which fully offset the deferred tax assets of $135,000. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $277,000 and net operating losses of approximately $64,000. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The statutory federal income tax rate and the effective rate are reconciled as follows:

Statutory federal income tax rate	34%
State and local taxes, net of federal tax benefit	6%
Valuation allowance	(40)%

0%

There were no unrecognized tax benefits as of March 31, 2011. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for all years since its inception. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s financial position and results of operations and cash flows as of and for the period July 26, 2010 (date of inception) to March 31, 2011.
Recently Issued Accounting Standards
In January 2010, the FASB issued “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e., transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and (iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009. However, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the amendment did not have a material impact on the Company’s condensed consolidated financial statements.
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
4. Related Party Transactions
In July 2010, Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. purchased an aggregate of 1,437,500 shares of the Company’s common stock, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Subsequently, on November 22, 2010, Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. each returned to the Company an aggregate of 287,500 of such initial shares, which have been cancelled. These shares are referred to as the “initial shares” and consist of (i) 511,111 shares (66,667 of which have been forfeited during the three months ended March 31, 2011 as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow until the first anniversary of a Business Combination and (ii) 638,889 shares (83,333 of which have been forfeited during the three months ended March 31, 2011 as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow and forfeited on the fifth anniversary of a Business Combination unless, prior to such time, either (x) the last sales price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following a Business Combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Subsequent to the purchase of these shares, (i) Mr. Shermyen transferred at cost an aggregate of 58,219 of these shares to William A. Landman and Mitchell Eisenberg, M.D., each of whom is a member of the Company’s advisory board, and Alan W. Pettis, E. David Hetz and Diane M. Daych, each of whom is a director, (ii) LLM Investors L.P. transferred at cost an aggregate of 2,197 of these shares to E. David Hetz and Diane M. Daych and (iii) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 56,022 of these shares to Alan R. Hoops, a member of our advisory board, John A. Svahn, a director, E. David Hetz and Diane M. Daych. The Company’s initial stockholders have contractually agreed with the Company that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them.

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
The initial stockholders are entitled to registration rights pursuant to a registration rights agreement entered into on November 23, 2010, the date of the prospectus for the Offering. The initial stockholders are entitled to demand registration rights and certain “piggy-back” registration rights with respect to their shares of common stock, the Warrants and the common stock underlying the Warrants, commencing on the date such common stock or Warrants are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of March 31, 2011 (unaudited)

			Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
Restricted cash held in Trust Account	$40,416,418	$40,416,418	$—	$—

Total	$40,416,418	$40,416,418	$—	$—

Financial Assets at Fair Value as of December 31, 2010 (audited)

			Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Restricted cash held in Trust Account	$40,404,326	$40,404,326	$—	$—

Total	$40,404,326	$40,404,326	$—	$—

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
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the SEC in connection with our initial public offering. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Results of Operations
For the three months ended March, 31, 2011, we had a net loss of $182,253 consisting of interest and dividend income of $12,155 less costs attributable to general and administrative expenses of $194,408.

Through March 31, 2011, we did not engage in any significant operations. Our activities from inception through March 31, 2011 were to prepare for our initial public offering and to begin the identification of a suitable business combination candidate.
We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant based on the current low interest rates on risk-free investments (treasury securities). We expect our expenses to increase substantially if we consummate a business combination as a result of our acquiring an operating company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
Liquidity and Capital Resources
In July 2010, Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. purchased an aggregate of 1,437,500 shares of our common stock, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Subsequently, on November 22, 2010, each of Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. returned to the Company an aggregate of 287,500 of such initial shares, which we have cancelled. These shares are referred to as the “initial shares” and consist of (i) 511,111 shares (66,667 of which were forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow until the first anniversary of our initial business combination and (ii) 638,889 shares (83,333 of which were forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow and forfeited on the fifth anniversary of our initial business combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following our initial business combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Subsequent to the purchase of these shares, (i) Mr. Shermyen transferred at cost an aggregate of 58,219 of these shares to Mr. Landman and Dr. Eisenberg, each of whom is a member of our advisory board, and Messrs. Pettis and Hetz and Ms. Daych, each of whom is a director, (ii) LLM Investors L.P. transferred at cost an aggregate of 2,197 of these shares to Mr. Hetz and Ms. Daych and (iii) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 56,022 of these shares to Mr. Hoops, a member of our advisory board, Mr. Svahn, a director, Mr. Hetz and Ms. Daych. Our initial stockholders have contractually agreed with us that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them.
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
We expect our primary liquidity requirement during this period to include approximately $380,000 for legal, accounting and other expenses associated with due diligence of a prospective target business including structuring, negotiating and documenting a business combination; $150,000 of expenses for the due diligence (excluding accounting and legal due diligence) of prospective target businesses by our officers, directors and sponsors; $125,000 of legal and accounting expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; $30,000 reserve for liquidation expenses; and $75,000 that will be used for other miscellaneous expenses and reserves, including for audit fees, as well as stock transfer agent expenses. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to the Company. We would only consummate such a financing simultaneously with the consummation of a business combination.
As of March 31, 2011, we had cash outside of the trust account of $342,832 which is available for use by management to cover the costs associated with identifying a business combination candidate and negotiating a related acquisition or merger. Out of the proceeds of our initial public offering which remained available outside of the trust account, we purchased a directors and officers insurance policy covering an 18 month period from November 23, 2010 through May 23, 2012 at a cost of $93,970 and with a prepaid balance at March 31, 2011 of $71,809.
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
To date, our efforts have been limited to organizational activities, activities relating to our initial public offering and the identification of a business combination candidate. We have neither engaged in any operations nor generated any revenues.
As of March 31, 2011, $40,416,418 of the net proceeds of our initial public offering was held in the trust account and is invested in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. Due to the short-term nature of this investment, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Our management with the participation of our chief executive officer and chief financial officer (the “Certifying Officers”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Certifying Officers have concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) List of exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a) / Rule 15d-14(a) Certification

31.2	Rule 13a-14(a) / Rule 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L&L ACQUISITION CORP.
Date: May 13, 2011	/s/ Peter Schofield
Peter Schofield
Secretary and Chief Financial Officer (Authorized Officer and Principal Financial Officer)