Form 10-Q
period 2011-06-30
L&L Acquisition Corp.
filed 2011-08-12
CIK 1499482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 12, 2011, the registrant had 5,000,000 shares of common stock, par value $0.0001 per share, outstanding.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.
L&L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$276,509	$815,026

Investments held in Trust Account	40,421,824	40,404,326

Prepaid expenses	56,348	84,187

Total assets	$40,754,681	$41,303,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$104,024	$198,300
Franchise taxes payable	82,526	18,735

Total current liabilities	186,550	217,035

Deferred underwriting compensation	331,300	331,300
Deferred legal fees relating to the offering	100,000	100,000
Due to Sponsor	—	260,000

Total liabilities	617,850	908,335

Common stock subject to possible redemption, 3,480,000 shares (at redemption value)	35,148,000	35,148,000

Common stock, $.0001 par value, 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2011 and 5,150,000 shares issued and outstanding at December 31, 2010 (includes 3,480,000 shares subject to possible redemption)	500	515
Additional paid-in capital	5,404,734	5,404,719
Deficit accumulated during development stage	(416,403)	(158,030)

Total stockholders’ equity	4,988,831	5,247,204

Total liabilities and stockholders’ equity	$40,754,681	$41,303,539

See accompanying notes to condensed consolidated financial statements.

L & L Acquisition Corp. and
Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
	Three months	Six months	July 26, 2010
	ended	ended	(inception) through
	June 30, 2011	June 30, 2011	June 30, 2011

Revenue	$—	$—	$—
General and administrative expenses	81,725	276,133	438,544

Loss from operations	(81,725)	(276,133)	(438,544)
Interest and dividend income	5,605	17,760	22,141

Loss before provision for income taxes	(76,120)	(258,373)	(416,403)
Provision for income taxes	—	—	—

Net loss attributable to common shares outstanding	$(76,120)	$(258,373)	$(416,403)

Weighted average number of common shares outstanding — basic and diluted	5,000,000	5,005,801	3,704,845

Net loss per share outstanding — basic and diluted	$(0.02)	$(0.05)	$(0.11)

Two Class Method:

Weighted average number of common shares outstanding subject to possible redemption	3,480,000	3,480,000	2,203,314

Net loss per common share outstanding subject to possible redemption	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding, excluding shares subject to possible redemption — basic and diluted	1,520,000	1,525,801	1,501,531

Net loss per common share outstanding subject to possible redemption - basic and diluted	$(0.05)	$(0.17)	$(0.28)

See accompanying notes to condensed consolidated financial statements.

L & L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
		Amount	Paid-in	Development	Stockholders’
	Shares	$.0001 par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on July 28, 2010 at $.017 per share	1,437,500	$144	$24,856	$—	$25,000

Forfeiture of common stock issued to initial stockholders on November 22, 2010	(287,500)	(29)	29

Sale of 4,000,000 units, net of underwriters’ discount and offering expenses (including 3,480,000 shares subject to possible redemption)	4,000,000	400	38,247,834		38,248,234

Net proceeds subject to possible redemption of 3,480,000 shares			(35,148,000)		(35,148,000)

Sale of private placement warrants			2,280,000		2,280,000

Net loss attributable to common shares	—	—	—	(158,030)	(158,030)

Balance, December 31, 2010 (audited)	5,150,000	515	5,404,719	(158,030)	5,247,204

Forfeiture on January 8, 2011 of common stock issued to initial stockholders	(150,000)	(15)	15

Net loss attributable to common shares	—	—	—	(258,373)	(258,373)

Balance, June 30, 2011 (unaudited)	5,000,000	$500	$5,404,734	$(416,403)	$4,988,831

See accompanying notes to condensed consolidated financial statements.

L & L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Period from
	Six months	July 26, 2010
	ended	(inception) through
	June 30, 2011	June 30, 2011

Cash Flows from Operating Activities
Net loss	$(258,373)	$(416,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income earned on investments held in Trust Account	(17,498)	(21,824)

Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	27,839	(56,348)
Decrease in accrued expenses and other liabilities	(94,276)	(24,408)
Increase in franchise taxes payable	63,791	82,526

Net cash used in operating activities	(278,517)	(436,457)

Cash Flows from Investing Activities
Cash held in Trust Account	—	(40,400,000)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	—	75,000
Payments of notes payable, stockholders	—	(75,000)
Proceeds from issuance of common stock to initial stockholders	—	25,000
Proceeds from public offering	—	40,000,000
Proceeds from issuance of warrants	—	2,280,000
Payment of offering costs	—	(1,192,034)
Advance from Sponsor	—	260,000
Repayment of advance from Sponsor	(260,000)	(260,000)

Net cash provided by (used in) financing activities	(260,000)	41,112,966

Net increase (decrease) in cash	(538,517)	276,509

Cash and cash equivalents at beginning of the period	815,026	—

Cash and cash equivalents at end of the period	$276,509	$276,509

Supplemental schedule of non-cash financial activities:
Accrual for offering costs and other expenses		$128,432
Deferred underwriters’ compensation		$331,300
Deferred legal fees related to the offering		$100,000
See accompanying notes to condensed consolidated financial statements.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Organization and Business Operations
L&L Acquisition Corp. and Subsidiary (collectively, the “Company”), a corporation in the development stage, was incorporated in the state of Delaware on July 26, 2010. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date with the exception of interest and dividend income. The Company is considered to be in the development stage as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.
At June 30, 2011, the Company had not commenced any operations. All activity through June 30, 2011 relates to the Company’s formation and initial public offering (the “Offering”) described below and the identification of a suitable Business Combination candidate.
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
The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by its board of directors. In the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, it will proceed with a Business Combination if a majority of the outstanding shares of common stock voted are voted in favor of a Business Combination. In connection with such a vote, if a Business Combination is approved and completed, stockholders that vote against a Business Combination and elect to put their shares of common stock back to the Company for cash will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against a Business Combination and electing to put shares of common stock to the Company shall be entitled to receive a per share pro-rata portion of the Trust Account excluding interest and net of franchise and income taxes payable and (ii) public stockholders voting in favor of a Business Combination and electing to put shares of common stock to the Company shall be entitled to receive a per share pro-rata portion of the Trust Account together with interest thereon but net of franchise and income taxes payable. These shares of common stock were recorded at a fair value and classified as temporary equity upon the completion of the Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” John L. Shermyen, LLM Structured Equity Fund L.P., and LLM Investors L.P. (the “Sponsors”) and John A. Svahn, E. David Hetz, Alan W. Pettis, William A. Landman, Diane M. Daych, Mitchell Eisenberg, M.D. and Alan R. Hoops (collectively with the Sponsors, the “initial stockholders”) have agreed, in the event the Company is required to seek stockholder approval of a Business Combination, to vote their initial shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the offering in favor of a Business Combination. The initial stockholders have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of a Business Combination submitted to the Company’s stockholders for approval.
The Company’s Sponsors, officers and directors have agreed that the Company will only have 18 months from November 23, 2010, the date of the closing for the Offering, to consummate a Business Combination. If the Company does not consummate a Business Combination within such 18 month period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than two business days thereafter, redeem 100% of its public shares for cash equal to their pro-rata share of the aggregate amount then on deposit in the Trust Account (including interest), less franchise and income taxes payable, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The initial stockholders have waived their rights to participate in any redemption with respect to their initial shares. However, the initial stockholders acquired shares of common stock in the Offering, entitling them to a pro-rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per unit in the Offering.
The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a Business Combination by May 23, 2012. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.

2. Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2011, the results of operations and cash flows for the period from July 26, 2010 (inception) through June 30, 2011, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2011. The December 31, 2010 balance sheet and the changes in stockholders’ equity through December 31, 2010 have been derived from those audited financial statements. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those derived in the December 31, 2010 audited financial statements.
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of L&L Acquisition Corp. and its wholly-owned subsidiary, L&L Acquisition Securities Corp. (“Subsidiary”). All significant intercompany balances and transactions have been eliminated in consolidation.
Development Stage Company
The Company complies with the reporting requirements of FASB ASC 915. At June 30, 2011, the Company has not commenced any operations nor generated revenue. All activity through June 30, 2011 relates to the Company’s formation and the initial public offering and the identification of a suitable Business Combination candidate. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest and dividend income on the designated Trust Account since the Offering.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period. The Company’s statements of operations include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

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
As of June 30, 2011, investment securities in the Company’s Trust Account consist of $40,420,904 in U.S. government treasury bills with a maturity of 180 days or less and another $920 invested in a money market mutual fund that meets the conditions of Rule 2a-7 of the 1940 Act.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The Company has the following deferred tax assets and liabilities at June 30, 2011:

Noncurrent assets and liabilities:
Net operating loss carryforwards	$43,000
Amortizable start-up costs	123,000

166,000
Valuation allowance	(166,000)

Net noncurrent deferred tax asset	$—

The Company has net operating losses amounting to approximately $109,000 that expire in 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic recession imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.
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
The Company established a valuation allowance of $166,000 as of June 30, 2011, which fully offset the deferred tax asset of $166,000. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $308,000 and net operating losses of approximately $109,000. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The statutory federal income tax rate and the effective rate are reconciled as follows:

Statutory federal income tax rate	34%
State and local taxes, net of federal tax benefit	6%
Valuation allowance	(40)%

0%

There were no unrecognized tax benefits as of June 30, 2011. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for all years since its inception. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s financial position and results of operations and cash flows as of and for the period July 26, 2010 (date of inception) to June 30, 2011.
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

3. Initial Public Offering
On November 29, 2010, the Company sold to the public 4,000,000 units at $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing on the later of (a) 30 days after the completion of a Business Combination or (b) one year from November 23, 2010, the date of the prospectus for the Offering, and will expire five years from the consummation of a Business Combination. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.
4. Related Party Transactions
In July 2010, John L. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. purchased an aggregate of 1,437,500 shares of the Company’s common stock, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Subsequently, on November 22, 2010, John L. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. each returned to the Company an aggregate of 287,500 of such initial shares, which have been cancelled. These shares are referred to as the “initial shares” and consist of (i) 511,111 shares (66,667 of which were forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow until the first anniversary of a Business Combination and (ii) 638,889 shares (83,333 of which were forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow and forfeited on the fifth anniversary of a Business Combination unless, prior to such time, either (x) the last sales price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following a Business Combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Subsequent to the purchase of these shares, (i) John L. Shermyen transferred at cost an aggregate of 58,219 of these shares to William A. Landman and Mitchell Eisenberg, M.D., each of whom is a member of the Company’s advisory board, and Alan W. Pettis, E. David Hetz and Diane M. Daych, each of whom is a director, (ii) LLM Investors L.P. transferred at cost an aggregate of 2,197 of these shares to E. David Hetz and Diane M. Daych and (iii) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 56,022 of these shares to Alan R. Hoops, a member of the Company’s advisory board, John A. Svahn, a director, E. David Hetz and Diane M. Daych. The Company’s initial stockholders have contractually agreed with the Company that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them.

The Sponsors, certain of the Company’s directors and advisors and the underwriters purchased, in a private placement, 3,040,000 Warrants (“Sponsor Warrants”) prior to the Offering at a price of $0.75 per Warrant (a purchase price of $2,280,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per Warrant for such Sponsor Warrants exceeds the fair value of such Sponsor Warrants on the date of the purchase. The valuation is based on comparable initial public offerings by other blank check companies. The holders have agreed that such Sponsor Warrants will not be sold or transferred until 30 days following consummation of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to such holders will expire worthless. The Company classifies the Sponsor Warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815, “Derivatives and Hedging”.
In connection with the Offering, the Sponsors purchased 586,400 Units at $10.00 per Unit on November 29, 2010.
Also in connection with the Offering, LLM Structured Equity Fund L.P. advanced the Company $260,000 on November 29, 2010. This advance was repaid by the Company on January 7, 2011.
Commencing on November 29, 2010, the Company entered into an Administrative Services Agreement with LLM Capital Partners LLC for an aggregate monthly fee of $7,500 for office space, general and administrative services. This agreement will expire upon the earlier of: (a) the successful completion of a Business Combination, (b) 18 months from November 23, 2010, the date of the prospectus for the Offering, or (c) the date on which the Company is dissolved and liquidated.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of June 30, 2011 (unaudited)

			Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
United States Treasury Bills held in Trust Account	$40,420,904	$40,420,904	$—	$—
Restricted cash held in Trust Account	920	920	—	—

Total	$40,421,824	$40,421,824	$—	$—

Financial Assets at Fair Value as of December 31, 2010 (audited)

			Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Restricted cash held in Trust Account	$40,404,326	$40,404,326	$—	$—

Total	$40,404,326	$40,404,326	$—	$—

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
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the SEC in connection with our initial public offering. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview
L&L Acquisition Corp. is a newly-organized blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination, which we refer to throughout this Quarterly Report on Form 10-Q as a business combination, with one or more operating businesses or assets. We intend to focus on businesses in the healthcare industry or healthcare-related assets, but we may pursue opportunities in other business sectors. Unlike many other blank check companies, we are not required to consider a target’s valuation when entering into or consummating a business combination. We will have considerable flexibility in identifying and selecting a prospective acquisition target, except that we will not acquire another blank check company or a similar type of company. Our sponsors, officers and directors have agreed that we will only have 18 months from the closing of the initial public offering to consummate a business combination.
Results of Operations
For the six months ended June, 30, 2011, we had a net loss of $258,373 consisting of interest and dividend income of $17,760 less costs attributable to general and administrative expenses of $276,133.
For the three months ended June, 30, 2011, we had a net loss of $76,120 consisting of interest and dividend income of $5,605 less costs attributable to general and administrative expenses of $81,725.
Through June 30, 2011, we did not engage in any significant operations. Our activities from inception through June 30, 2011 were our initial public offering and the identification of a suitable business combination candidate.
We expect to generate small amounts of non-operating income in the form of interest and dividend income on cash and cash equivalents. Interest income is not expected to be significant based on the current low interest rates on risk-free investments (treasury securities). We expect our expenses to increase substantially after this annual period if we consummate a business combination as a result of our acquiring an operating company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources
In July 2010, John L. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. purchased an aggregate of 1,437,500 shares of our common stock, for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Subsequently, on November 22, 2010, each of Mr. Shermyen, LLM Structured Equity Fund L.P. and LLM Investors L.P. returned to us an aggregate of 287,500 of such initial shares, which we have cancelled. These shares are referred to as the “initial shares” and consist of (i) 511,111 shares (66,667 of which were forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow until the first anniversary of our initial business combination and (ii) 638,889 shares (83,333 of which were forfeited as the underwriters’ over-allotment option was not exercised in full) which will be held in escrow and forfeited on the fifth anniversary of our initial business combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following our initial business combination in which all stockholders have the right to exchange their common stock for cash consideration which equals or exceeds $18.00 per share. Subsequent to the purchase of these shares, (i) Mr. Shermyen transferred at cost an aggregate of 58,219 of these shares to William A. Landman and Mitchell Eisenberg, M.D., each of whom is a member of our advisory board, and Alan W. Pettis and E. David Hetz and Diane M. Daych, each of whom is a director, (ii) LLM Investors L.P. transferred at cost an aggregate of 2,197 of these shares to Mr. Hetz and Ms. Daych and (iii) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 56,022 of these shares to Alan R. Hoops, a member of our advisory board, John A. Svahn, a director, Mr. Hetz and Ms. Daych. Our initial stockholders have contractually agreed with us that they will have no ability to vote any of the 638,889 shares being held in escrow until such time, if ever, that such shares are released to them.
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
We consummated our initial public offering of 4,000,000 units at a price of $10.00 per unit on November 29, 2010. Gross proceeds from our initial public offering were $40,000,000. Total net proceeds were $38,248,234, before deducting deferred underwriting compensation of $1,000,000 and includes $200,000 received for the purchase of 266,667 warrants by the underwriters. Upon the closing of the initial public offering and the private placement of warrants, $40,400,000 was placed in a trust account. We intend to use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through May 29, 2012, assuming that a business combination is not consummated during that time. However, we cannot be certain that this will be the case.

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
As of June 30, 2011, we had $276,509 in a bank account which is available for use by management to cover the costs associated with identifying a business combination candidate and negotiating a related acquisition or merger. Out of the proceeds of our initial public offering which remained available outside of the trust account, we obtained Directors and Officers insurance covering an 18 month period from November 23, 2010 through May 23, 2012 at a cost of $93,970 and with a prepaid balance at June 30, 2011 of $56,348.
Our ability to continue as a going concern is dependent upon our ability to successfully complete a business combination by May 23, 2012. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern and we are required to liquidate.
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

Contractual Obligations
We do not have any long-term debt, capital lease obligations operating lease obligations or long-term liabilities other than a monthly fee of $7,500 for office space and general and administrative services payable to LLM Capital Partners LLC, an affiliate of LLM Structured Equity Fund L.P., one of our Sponsors, Patrick J. Landers, our President, and Frederick S. Moseley IV, a member of our advisory board and partial owner of LLM Capital Partners LLC. We began incurring this fee on November 29, 2010, and will continue to incur this fee monthly until the completion of a business combination.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
To date, our efforts have been limited to organizational activities, activities relating to our initial public offering and the identification of a business combination candidate. We have neither engaged in any operations nor generated any revenues.
As of June 30, 2011, investment securities in the Company’s Trust Account consist of $40,420,904 in U.S. government treasury bills with a maturity of 180 days or less and another $920 invested in a money market mutual fund that meets the conditions of Rule 2a-7 of the 1940 Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

(a)	List of exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a) / Rule 15d-14(a) Certification

31.2	Rule 13a-14(a) / Rule 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from L&L Acquisition Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 12, 2011, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statements of Income

(iii) the Condensed Consolidated Statements of Cash Flows

(iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

†	Furnished herewith.

††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L&L ACQUISITION CORP.
Date: August 12, 2011	/s/ Peter Schofield
Peter Schofield
Secretary and Chief Financial Officer (Authorized Officer and Principal Financial Officer)