Form 10-Q
period 2011-09-30
L&L Acquisition Corp.
filed 2011-11-14
CIK 1499482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 11, 2011, the registrant had 5,000,000 shares of common stock, par value $0.0001 per share, outstanding.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
Form 10-Q
For the Quarterly Period Ended September 30, 2011

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.
L&L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$149,682	$815,026

Investments held in Trust Account	40,422,920	40,404,326

Prepaid expenses	40,543	84,187

Total assets	$40,613,145	$41,303,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$69,137	$198,300
Franchise taxes payable	123,789	18,735

Total current liabilities	192,926	217,035

Deferred underwriting compensation	331,300	331,300
Deferred legal fees relating to the offering	100,000	100,000
Due to Sponsor	—	260,000

Total liabilities	624,226	908,335

Commitments and contingencies

Common stock subject to possible redemption, 3,480,000 shares (at redemption value)	35,148,000	35,148,000

Common stock, $.0001 par value, 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2011 and 5,150,000 shares issued and outstanding at December 31, 2010 (includes 3,480,000 shares subject to possible redemption)	500	515
Additional paid-in capital	5,404,734	5,404,719
Deficit accumulated during development stage	(564,315)	(158,030)

Total stockholders’ equity	4,840,919	5,247,204

Total liabilities and stockholders’ equity	$40,613,145	$41,303,539

See accompanying notes to condensed consolidated financial statements.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

		Period from		Period from
	Three months	July 26, 2010	Nine months	July 26, 2010
	ended	(inception) through	ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2011
Revenue	$—	$—	$—	$—
General and administrative expenses	149,122	10,066	425,254	587,665

Loss from operations	(149,122)	(10,066)	(425,254)	(587,665)
Interest and dividend income	1,209	27	18,969	23,350

Loss before provision for income taxes	(147,913)	(10,039)	(406,285)	(564,315)
Provision for income taxes	—	—	—	—

Net loss attributable to common shares outstanding	$(147,913)	$(10,039)	$(406,285)	$(564,315)

Weighted average number of common shares outstanding — basic and diluted	5,000,000	1,437,500	5,003,846	3,981,948

Net loss per share outstanding — basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.14)

Two Class Method:

Weighted average number of common shares outstanding subject to possible redemption	3,480,000	—	3,480,000	2,476,465

Net loss per common share outstanding subject to possible redemption	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding, excluding shares subject to possible redemption — basic and diluted	1,520,000	1,437,500	1,523,846	1,505,483

Net loss per common share outstanding subject to possible redemption - basic and diluted	$(0.10)	$(0.01)	$(0.27)	$(0.37)

See accompanying notes to condensed consolidated financial statements.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
		Amount	Paid-in	Development	Stockholders’
	Shares	$.0001 par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on July 28, 2010 at $.017 per share	1,437,500	$144	$24,856	$—	$25,000

Forfeiture of common stock issued to initial stockholders on November 22, 2010	(287,500)	(29)	29

Sale of 4,000,000 units, net of underwriters’ discount and offering expenses (including 3,480,000 shares subject to possible redemption)	4,000,000	400	38,247,834		38,248,234

Net proceeds subject to possible redemption of 3,480,000 shares			(35,148,000)		(35,148,000)

Sale of private placement warrants			2,280,000		2,280,000

Net loss attributable to common shares	—	—	—	(158,030)	(158,030)

Balance, December 31, 2010 (audited)	5,150,000	515	5,404,719	(158,030)	5,247,204

Forfeiture on January 8, 2011 of common stock issued to initial stockholders	(150,000)	(15)	15

Net loss attributable to common shares	—	—	—	(406,285)	(406,285)

Balance, September 30, 2011 (unaudited)	5,000,000	$500	$5,404,734	$(564,315)	$4,840,919

See accompanying notes to condensed consolidated financial statements.

L&L Acquisition Corp. and Subsidiary
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Period from	Period from
	Nine months	July 26, 2010	July 26, 2010
	ended	(inception) through	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
Cash Flows from Operating Activities
Net loss	$(406,285)	$(10,039)	$(564,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income earned on investments held in Trust Account	(17,498)	—	(21,824)
Interest income earned on investments held in Trust Account	(1,096)	—	(1,096)

Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	43,644	—	(40,543)
(Increase) in deferred offering costs	—	(160,750)	—
Increase (decrease) in accrued expenses and other liabilities	(129,163)	150,000	(59,295)
Increase in franchise taxes payable	105,054		123,789

Net cash used in operating activities	(405,344)	(20,789)	(563,284)

Cash Flows from Investing Activities
Cash held in Trust Account	—	—	(40,400,000)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	—	75,000	75,000
Payments of notes payable, stockholders	—	—	(75,000)
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from public offering	—	—	40,000,000
Proceeds from issuance of warrants	—	—	2,280,000
Payment of offering costs	—	—	(1,192,034)
Advance from Sponsor	—	—	260,000
Repayment of advance from Sponsor	(260,000)	—	(260,000)

Net cash provided by (used in) financing activities	(260,000)	100,000	41,112,966

Net increase (decrease) in cash	(665,344)	79,211	149,682

Cash and cash equivalents at beginning of the period	815,026	—	—

Cash and cash equivalents at end of the period	$149,682	$79,211	$149,682

Supplemental schedule of non-cash financial activities:
Accrual for offering costs and other expenses	$—	$150,000	$128,432
Deferred underwriters’ compensation	$—	$—	$331,300
Deferred legal fees related to the offering	$—	$—	$100,000
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
At September 30, 2011, the Company had not commenced any operations. All activity through September 30, 2011 relates to the Company’s formation and initial public offering (the “Offering”) described below and the identification of a suitable Business Combination candidate.
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
The Company’s Sponsors, officers and directors have agreed that the Company will only have 18 months from November 29, 2010, the date of the closing for the Offering, to consummate a Business Combination. If the Company does not consummate a Business Combination within such 18 month period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than two business days thereafter, redeem 100% of its public shares for cash equal to their pro-rata share of the aggregate amount then on deposit in the Trust Account (including interest), less franchise and income taxes payable, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The initial stockholders have waived their rights to participate in any redemption with respect to their initial shares. However, the initial stockholders acquired shares of common stock in the Offering, entitling them to a pro-rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per unit in the Offering.
The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a Business Combination by May 29, 2012. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.

2. Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2011, the results of operations and cash flows for the periods presented, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.
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
Development Stage Company
The Company complies with the reporting requirements of FASB ASC 915. At September 30, 2011, the Company has not commenced any operations nor generated revenue. All activity through September 30, 2011 relates to the Company’s formation and the initial public offering and the identification of a suitable Business Combination candidate. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest and dividend income on the designated Trust Account since the Offering.

Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. As the Company reported a net loss for the three and nine months ended September 30, 2011, the effect of the 7,040,000 warrants (which consists of 4,000,000 warrants sold in the Offering and 3,040,000 warrants issued to the Company’s Sponsors, directors and advisors and the underwriters), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period. The Company’s statements of operations include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.
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
As of September 30, 2011, investment securities in the Company’s Trust Account consist of $40,422,000 in U.S. government treasury bills with a maturity of 180 days or less and another $920 invested in a money market mutual fund that meets the conditions of Rule 2a-7 of the 1940 Act.
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
The Company has the following deferred tax assets and liabilities at September 30, 2011:

Noncurrent assets and liabilities:
Net operating loss carryforwards	$61,000
Amortizable start-up costs	163,000

224,000
Valuation allowance	(224,000)

Net noncurrent deferred tax asset	$—

The Company has net operating losses amounting to approximately $154,000 that expire in 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic recession imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.
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

The Company established a valuation allowance of $224,000 as of September 30, 2011, which fully offset the deferred tax asset of $224,000. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $411,000 and net operating losses of approximately $154,000. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.
The statutory federal income tax rate and the effective rate are reconciled as follows:

Statutory federal income tax rate	34%
State and local taxes, net of federal tax benefit	6%
Valuation allowance	(40)%

0%

There were no unrecognized tax benefits as of September 30, 2011. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for all years since its inception.
Recently Issued Accounting Standards
In January 2010, the FASB issued “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e., transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and (iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009. However, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis is effective for interim and annual periods beginning after December 15, 2010. The adoption of the amendment did not have a material impact on the Company’s condensed consolidated financial statements.
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
The underwriters will be entitled to a deferred fee payable equal to 0.5% of the gross proceeds from the sale of the Units and 2.5% of the funds released from the Trust Account to the Company or the target upon closing of a Business Combination, which shall be paid as a placement fee to Morgan Joseph LLC or such other firms, if any, who are instrumental in advising the Company with respect to the completion of a Business Combination.

6. Fair Value Measurement
The Company complies with fair value measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of September 30, 2011 (unaudited)

			Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
United States Treasury Bills held in Trust Account	$40,422,000	$40,422,000	$—	$—
Restricted cash held in Trust Account	920	920	—	—

Total	$40,422,920	$40,422,920	$—	$—

Financial Assets at Fair Value as of December 31, 2010 (audited)

			Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Restricted cash held in Trust Account	$40,404,326	$40,404,326	$—	$—

Total	$40,404,326	$40,404,326	$—	$—

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
Results of Operations
For the nine months ended September, 30, 2011, we had a net loss of $406,285 consisting of interest and dividend income of $18,969 less costs attributable to general and administrative expenses of $425,254.
For the three months ended September, 30, 2011, we had a net loss of $147,913 consisting of interest and dividend income of $1,209 less costs attributable to general and administrative expenses of $149,122.

For the period from July 26, 2010 (inception) through September 30, 2010, we had a net loss of $10,039 consisting of interest and dividend income of $27 less costs attributable to general and administrative expenses of $10,066.
For the period from July 26, 2010 (inception) through September 30, 2011, we had a net loss of $564,315 consisting of interest and dividend income of $23,350 less costs attributable to general and administrative expenses of $587,665.
From inception through September 30, 2011, we did not engage in any significant operations. Our activities from inception through September 30, 2011 were our initial public offering and the identification of a suitable business combination candidate.
We expect to generate small amounts of non-operating income in the form of interest and dividend income on cash and cash equivalents. Interest income is not expected to be significant based on the current low interest rates on risk-free investments (treasury securities). We expect our expenses to increase substantially after this period if we consummate a business combination as a result of our acquiring an operating company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
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
We believe we will have sufficient available funds outside of the trust account to operate through January 31, 2012. However, we cannot be certain that this will be the case. We will need to raise additional funds by borrowing from our sponsors or selling additional Sponsor Warrants in a private placement to our sponsors in accordance with our prospectus in order to have sufficient funds outside of the trust account to operate through May 29, 2012.
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

For the nine months ended September 30, 2011, we disbursed an aggregate of approximately $405,720 of funds outside of the trust account for expenses in legal, accounting and filing fees related to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.
As of September 30, 2011, we had $149,682 in a bank account which is available for use by management to cover the costs associated with identifying a business combination candidate and negotiating a related acquisition or merger. Out of the proceeds of our initial public offering which remained available outside of the trust account, we obtained Directors and Officers insurance covering an 18 month period from November 23, 2010 through May 23, 2012 at a cost of $93,970 and with a prepaid balance at September 30, 2011 of $40,543.
Our ability to continue as a going concern is dependent upon our ability to successfully complete a business combination by May 29, 2012. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern and we are required to liquidate.
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
As of September 30, 2011, investment securities in the Company’s trust account consist of $40,422,000 in U.S. government treasury bills with a maturity of 180 days or less and another $920 invested in a money market mutual fund that meets the conditions of Rule 2a-7 of the 1940 Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) List of exhibits

Exhibit
Number		Description

31.1		Rule 13a-14(a) / Rule 15d-14(a) Certification
31.2		Rule 13a-14(a) / Rule 15d-14(a) Certification
32.1	†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	††
The following financial statements from L&L Acquisition Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 14, 2011, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statements of Operations
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

L&L ACQUISITION CORP.
Date: November 14, 2011	/s/ Peter Schofield
Peter Schofield
Secretary and Chief Financial Officer (Authorized Officer and Principal Financial Officer)