Form 10-K
period 2011-12-31
L&L Acquisition Corp.
filed 2012-02-29
CIK 1499482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-54206

L&L ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3109518
(State of Incorporation)	(I.R.S. Employer Identification No.)

265 Franklin Street, 20th Floor Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☑   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated Filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑     No   ☐

As of February 22, 2012, there were outstanding 5,000,000 shares of common stock, $.0001 par value per share. The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, based upon the last sale price for such stock on that date as reported by the Over-the-Counter Bulletin Board, was approximately $39,761,877.

Documents Incorporated by Reference

None.

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

Introduction

We are a blank check company organized under the laws of the State of Delaware on July 26, 2010 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination, (which we refer to throughout this Annual Report on Form 10-K (“Annual Report”) as our initial business combination), one or more operating businesses or assets. We primarily focus on businesses in the healthcare industry or healthcare related assets, but we may pursue opportunities in other business sectors.

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

The initial shares are identical to the shares of common stock included in the units sold in the initial public offering except that our initial stockholders agreed (i) to waive their redemption rights with respect to their initial shares and public shares in connection with the completion of our initial business combination and (ii) to waive their redemption rights with respect to their initial shares if we fail to complete a business combination by May 29, 2012, although they will be entitled to redemption rights with respect to any public shares they own if we fail to complete a business combination by such date. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their initial shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the initial public offering in favor of our initial business combination.

Simultaneously with the completion of the initial public offering, our sponsors, certain of our directors and advisors and the underwriters purchased an aggregate of 3,040,000 warrants from us at a price of $0.75 per warrant ($2,280,000 in the aggregate) in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act. These warrants are referred to throughout this Annual Report as the private placement warrants. Each private placement warrant entitles the holder to purchase one share of our common stock at $11.50 per share. The $2,280,000 in proceeds from the sale of the private placement warrants were added to the proceeds of the initial public offering and placed in a trust account, or Trust Account, at J.P. Morgan Chase, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. If we do not complete a business combination by May 29, 2012, the $2,280,000 in proceeds from the sale of the private placement warrants will be used to fund our redemption of the public shares, and the private placement warrants will expire worthless.

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

Current Activities

Since our initial public offering, our sole business activities have been identifying and evaluating suitable initial business combination candidates and activities relating to general corporate matters. Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors as well as their affiliates have also brought to our attention target business candidates. In no event, however, will we pay any of our existing officers, directors, or stockholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination. However, we have not identified any acquisition target. Unlike many other blank check companies, we are not required to consider a target’s valuation when entering into or consummating our initial business combination. We will have considerable flexibility in identifying and selecting a prospective acquisition target, except that we will not acquire another blank check company or a similar type of company. Our sponsors, officers and directors have agreed that we will only have until May 29, 2012 to consummate our initial business combination. Although we may acquire a non-United States business, our primary search for acquisition targets will focus on domestic operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering and private placement as well as the possible issuance of our capital stock or debt or a combination of cash, capital stock and/or debt issuance.

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

We have a strong and distinguished board of directors and advisory board. In addition to Messrs. Shermyen and Landman, our board includes Ms. Daych and Messrs. Hetz, Pettis and Svahn. Ms. Daych co-heads the healthcare investment fund, Marwood Capital Health Investors. Mr. Pettis is a partner at Innovate Partners, Inc. a private capital investment company. Mr. Hetz is a managing member of Cutlass Capital, LLC, a venture capital fund, that invests in healthcare services and medical technology companies. Mr. Svahn is president of JASCO Associates, Inc. a consulting firm specializing in state and federal human services programs. Our advisory board includes individuals with established records in the healthcare industry and financial community. We have been utilizing their collective talent and experience in analyzing investment opportunities.

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

Furthermore, the healthcare industry has experienced, and is expected to experience, extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the healthcare industry to significant reform. In March 2010, The Patient Protection and Affordable Care Act and a reconciliation measure, The Health Care and Education Reconciliation Act, which we refer to collectively as Healthcare Reform Legislation, were signed into law. Healthcare Reform Legislation alters the regulatory environment in which we propose to operate. Federal and state governments continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the healthcare system. In addition, new laws, regulations and rules or changes in the interpretation of existing laws, regulations and rules as well as changes in the political climate could adversely affect the healthcare industry.

Healthcare Reform Legislation expands access and modifies aspects of the commercial insurance market, as well as Medicare and Medicaid programs and other aspects of the healthcare system. Certain provisions of Healthcare Reform Legislation have already taken effect and other provisions become effective at various dates over the next several years. The Department of Health and Human Services and other government agencies have issued or proposed regulations on a number of aspects of Healthcare Reform Legislation but final rules and interim guidance on other key aspects of Healthcare Reform Legislation remain pending. Certain aspects of Healthcare Reform Legislation are also being challenged in federal court with the proponents of such challenges seeking to limit the scope of all or have all or portions of Healthcare Reform Legislation declared unconstitutional. The United States Supreme Court is scheduled to hear arguments on certain aspects of these cases in March 2012, including the constitutionality of the individual mandate. Congress may also withhold funding necessary to implement Healthcare Reform Legislation or may attempt to replace the legislation with amended provisions or repeal it all together.

In addition to the new Healthcare Reform Legislation, the significant areas of federal and state regulatory laws that could affect our ability to conduct our business following a business combination could include, but are not limited to the following: false and other improper claims for payment; the Stark Self-Referral Law and other laws prohibiting self-referral and financial inducements; anti-kickback laws; the Health Insurance Portability and Accountability Act; corporate practice of medicine; and antitrust laws.

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

Competition

In identifying, evaluating and selecting a target business for an initial business combination, we may encounter competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buy out funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business transactions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

Available Information

Stockholders may request free copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports after we electronically file such materials with the SEC and copies of our key corporate governance documents, including our code of conduct and ethics by writing to L&L Acquisition Corp., 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110 or by calling 617-330-7755.

Our filed Annual and Quarterly Reports and other information statements are also available free of charge to the public through the SEC’s website at http://www.sec.gov.

Our executive offices are located at 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110, and our telephone number at that location is 617-330-7755.

ITEM 1A.	Risk Factors.

You should carefully consider the following risk factors and all other information contained in this Annual Report. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements. With respect to a proposed initial business combination, these factors include, but are not limited to: the risk that more than 87% of our stockholders will validly tender and will not validly withdraw their shares of common stock pursuant to and prior to the expiration of a tender offer; the risk that governmental and regulatory review of the tender offer documents may delay the transaction or result in the inability of the transaction to be consummated and the length of time necessary to consummate the proposed transaction; changing legislation and regulatory environments; changing interpretations of U.S. generally accepted accounting principles, or GAAP; continued compliance with government regulations; the risk that a condition to closing of the transaction may not be satisfied;

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

Our sponsors, officers and directors have agreed that we will only have until May 29, 2012 to consummate our initial business combination. We may not be able to find a suitable target business and complete a business combination by such date. If we do not consummate our initial business combination by May 29, 2012, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than two business days thereafter, redeem 100% of our public shares subject to applicable law and as further described herein.

Our negotiating position and our ability to conduct due diligence on potential business combination targets may decrease as we approach our initial business combination deadline of May 29, 2012, which could undermine our ability to consummate an initial business combination that will produce value for our stockholders or any initial business combination at all.

Pursuant to our amended and restated certificate of incorporation, among other things, we must complete our initial business combination by May 29, 2012, which is the date that is 18 months from the date of our initial public offering, or redeem 100% of our public shares. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. As we are approaching May 29, 2012, our need to consummate our initial business combination with a prospective target business is increasing, which may decrease our negotiating power to obtain the best possible deal or any deal at all. In addition, such time restraints may result in limited time to conduct due diligence and, as a result, our due diligence investigation may not be as detailed as would otherwise be the case.

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

If we are unable to consummate our initial business combination, our public stockholders will be forced to wait, at a minimum, until May 29, 2012 before receiving distributions from the Trust Account. A stockholder that needs to liquidate its investment, therefore, would have to sell its public shares or warrants, potentially at a loss.

We have until May 29, 2012 to consummate our initial business combination. If we are unable to consummate our initial business combination within the prescribed time frame, we will cease all operations except for the purpose of winding up, redeem our public shares, and liquidate and dissolve, as described in this Annual Report. In addition, if our plan to redeem our public shares is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, investors may be forced to wait beyond May 29, 2012 before they receive the return of their pro-rata portion of the proceeds from our Trust Account. Except for the above redemption, we have no obligation to return funds to investors prior to the date of our liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares.

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

If the funds currently available to us are insufficient to allow us to operate until our initial business combination deadline, we may not be able to complete an initial business combination.

As of the date of this Annual Report, none of the net proceeds of the initial public offering not held in the Trust Account is available to us to cover expenses incurred in connection with a business combination or to cover expenses in connection with our liquidation if we do not complete our initial business combination during that time. As a result, in order to assist us in funding working capital requirements, on February 28, 2012, we issued a $200,000 unsecured convertible promissory note to LLM Structured Equity Fund L.P., one of our sponsors. Such loan will not have any recourse against the Trust Account. The $200,000 may prove to be insufficient especially if a portion is used to make a down payment or pay exclusivity or similar fees in connection with a business combination, or if we expend a significant portion of such amount in pursuit of a business combination that is not completed.

We could use a portion of the $200,000, which is not held in the trust, to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target business. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with others on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such an agreement with a prospective target where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of a merger or other agreement or if our costs are otherwise higher than expected, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any other potential target businesses. If we do not have sufficient funds available to cover our expenses, we may be forced to obtain additional financing, either from our management or the sponsors or from third parties, to continue operating. We may not be able to obtain additional financing and our sponsors and management are not obligated to provide any additional financing. If we do not have sufficient funds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating our initial business combination. In such a case, our public stockholders may receive only $10.10 per share on our related redemption of our public shares, and our warrants will expire worthless.

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

Under the Delaware General Corporation Law, or DGCL, stockholders may be liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not consummate our initial business combination by May 29, 2012, may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 180-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following May 29, 2012 in the event we do not complete an initial business combination and, therefore, we do not intend to comply with these procedures.

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

Holders of our warrants will be able to exercise the warrants for cash only if we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a prospectus relating to such common stock. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain an effective registration statement covering the shares of common stock issuable upon exercise of the warrants when the warrants are exercisable, and we intend to comply with our undertaking, we may not be able to do so. Factors such as an unexpected inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining an effective registration statement and a prospectus. If we do not maintain an effective registration statement and prospectus, the warrant agreement permits holders of warrants to exercise their warrants on a cashless basis under certain circumstances. However, holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have an effective registration statement or a prospectus available relating to the common stock issuable upon exercise of the warrants. The expiration of warrants prior to exercise would result in each unit holder paying the full unit purchase price solely for the shares of common stock underlying the unit.

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

The healthcare industry has experienced, and is expected to continue to experience, extensive and dynamic change. Healthcare Reform Legislation and the implementing regulations and programmatic guidelines could have a material adverse impact on an operating company with which we consummate a business combination, including its results of operations or financial condition in ways not currently anticipated by us.

The U.S. Congress has been pursuing a comprehensive reform of the U.S. healthcare system since early 2009. As a result of the broad scope of the Healthcare Reform Legislation, the significant changes it will effect in the healthcare industry and society generally, and the complexity of the technical issues it addresses, we are unable to predict, at this time, all the ramifications the Healthcare Reform Legislation and the implementing regulations may have on the industry. If we consummate a business combination with an operating company in a segment of the healthcare industry, the Healthcare Reform Legislation and implementing regulations and programmatic guidelines could ultimately have a material adverse impact on our results of operations or financial condition in ways not currently anticipated by us. Additionally, we may be unable to take actions to mitigate any or all of the negative implications of the Healthcare Reform Legislation and implementing regulations or programmatic guidelines which may result in unfavorable earnings, losses, or impairment charges.

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

Messrs. Landers and Schofield also have fiduciary obligations to LLM Structured Equity Fund L.P. and LLM Investors L.P. These funds are private equity funds focused on investing growth capital in mid-sized companies in various industries. In order to minimize potential conflicts, or the appearance of conflicts, which may arise from the affiliations that Messrs. Landers and Schofield have with these funds, each of LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. has granted us a “right of first refusal” with respect to an acquisition of any company or assets in the healthcare industry whose enterprise value is $50 million or more. Pursuant to this right of first refusal, LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. has each agreed pursuant to a written agreement with us, to present to us, for our consideration, prior to presentation to any other entity, any relevant business opportunity with an enterprise value of $50 million or more and they will not, and will cause each other company or entity under their management or control not to, pursue such business opportunity unless and until a majority of our disinterested directors have determined for any reason that we will not pursue such opportunity. This right of first refusal will expire upon the earlier to occur of (i) the completion of our initial business combination or (ii) May 29, 2012.

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

Our initial stockholders’ initial shares will be worthless if we do not consummate our initial business combination. In addition, our sponsors, certain of our directors and advisors and the underwriters have purchased warrants exercisable for our common stock (for $2,280,000 in the aggregate), which will also be worthless if we do not consummate a business combination. In addition, in the event we are forced to liquidate, our sponsors have agreed to advance us the entire amount of the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and has agreed not to seek repayment for such expenses. The personal and financial interests of our officers, directors and advisory board members may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

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

Our officers and directors will lose their entire investment in us if we are unable to consummate a business combination by May 29, 2012. The personal and financial interests of our officers, directors and advisory board members may influence their motivation in identifying and selecting a target business combination and completing an initial business combination. As a result of this potential conflict, our intention, solely in the event we seek stockholder approval of our business combination, to only pay holders of our common stock who vote in favor of such combination a pro-rata portion of the interest earned on the Trust Account may be viewed as a conflict of interest and may be challenged as not enforceable.

The requirement that we complete an initial business combination by May 29, 2012, may motivate our officers and directors to approve a business combination that is not in the best interests of our public stockholders.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him or her in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. The funds for such reimbursement will be provided from the money not held in trust. In the event that we do not effect a business combination by May 29, 2012, then any expenses incurred by such individuals in excess of the money being held outside of the Trust Account will not be repaid, and we will liquidate. On the other hand, if we complete a business combination within such time period, those expenses will be repaid by the target business. Consequently, our officers and directors may have an incentive to complete a business combination that is not in the best interest of our stockholders.

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

The net proceeds from the initial public offering provided us with approximately $40,400,000 which we may use to complete a business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our certificate of incorporation or governing instruments in order to effectuate our initial business combination. However, we will not take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business combination by May 29, 2012, except in connection with the completion of our initial business combination.

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

Most blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions that relate to pre-business combination activity without approval by a certain percentage of the company’s stockholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that its provisions related to pre-business combination activity may be amended if approved by holders of at least 65% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated

certificate of incorporation that govern our pre-business combination behavior more easily than other blank check companies, and this may increase our ability to consummate a business combination with which you do not agree. However, we will not take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business combination by May 29, 2012, except in connection with the completion of our initial business combination.

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

We believe that the net proceeds of the initial public offering may be sufficient to allow us to consummate a business combination. However, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to pay cash for a significant number of shares redeemed, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders are required to provide any financing to us in connection with or after a business combination.

We may redeem the unexpired warrants of our public stockholders prior to their exercise at a time that is disadvantageous to them, thereby making their warrants worthless.

We may redeem the outstanding warrants (excluding any private placement warrants) issued as a part of our units at any time after the warrants become exercisable, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days prior written notice of redemption, and if, and only if, the last sales price of our common stock equals or exceeds $17.50 per share for any 20 trading days within the 30 trading day period ending on the third business day before we send the notice of redemption to the warrant holders, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a prospectus relating to them is available.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with this Annual Report on Form 10-K for the year ending December 31, 2011. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by May 29, 2012.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We do not own any real estate or other physical properties materially important to our business operations. Our executive offices are located at 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110. We pay a monthly fee of $7,500 for office space and general and administrative services to LLM Capital Partners LLC, an affiliate of LLM Structured Equity Fund L.P., one of our sponsors, Mr. Landers, our president and Mr. Moseley, a member of our advisory board and a partial owner of LLM Capital Partners LLC. We will continue to incur this fee monthly until the earlier of the completion of our initial business combination, or May 29, 2012, the date on which we are dissolved and liquidated.

ITEM 3.	Legal Proceedings.

To the knowledge of management, we are not currently subject to any legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, warrants and units are each traded on the OTCBB under the symbols LLAQ, LLAQW and LLAQU, respectively. Our units commenced public trading on November 23, 2010, and our common stock and warrants commenced public trading on December 28, 2010.

The following table sets forth the high and low bid prices for our units, common stock and warrants as reported on the OTCBB for the periods indicated, as adjusted to the nearest cent.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
Year Ended December 31, 2011:
Fourth Quarter	$10.11	$10.23	$9.83	$9.99	$0.55	$0.60
Third Quarter	$10.10	$11.00	$9.74	$9.90	$0.41	$0.75
Second Quarter	$10.00	$10.20	$9.72	$9.79	$0.36	$0.45
First Quarter	$10.01	$10.01	$9.66	$9.70	$0.35	$0.58

	Low (1)	High(1)	Low(2)	High(2)	Low(2)	High(2)
Year Ended December 31, 2010:
Fourth Quarter	$9.99	$10.10	—	—	—	—
Third Quarter	—	—	—	—	—	—
Second Quarter	—	—	—	—	—	—
First Quarter	—	—	—	—	—	—

(1)	From November 23, 2010 through December 31, 2010.

(2)	From date of separate trading, December 28, 2010, through December 31, 2010.

On February 22, 2012, the closing price of our units was $10.21, the closing price of our common stock was $9.95, and the closing price of our warrants was $0.50.

Holders

On February 22, 2012, there were eleven holders of record of our common stock, eight holders of record of our warrants and one holder of record of our units.

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

Securities Authorized for Issuance Under Equity Compensation Plans

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

The net offering proceeds to us from the sale of our units and the private placement, after deducting underwriting discounts and commissions of $1,331,300 (including $331,000 placed in the Trust Account representing a deferred underwriters’ discount) and offering expenses of $500,000 (which includes $100,000 in deferred legal fees payable upon consummation of the initial business combination), was $40,400,000. $40,400,000 including proceeds from the sale of our warrants, plus interest is currently being held in trust and the remaining funds of approximately $380,000 were held outside of the trust. We, in the aggregate incurred $1,751,766 in expenses in connection with the initial public offering. The remaining proceeds were held for working capital such as business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. From the date of the initial public offering through December 31, 2011, the $380,000 of the initial public offering proceeds held outside of the trust have been used by us for working capital purposes. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. In order to have sufficient available funds outside of the Trust Account to operate through May 29, 2012, assuming that a business combination is not consummated during that time, on February 28, 2012, we issued a $200,000 unsecured convertible promissory note to LLM Structured Equity Fund L.P., one of our sponsors. The note is non-interest bearing and is payable on the earlier of May 29, 2012 or our consummation of an initial business combination. Such loan will not have any recourse against the Trust Account. We may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business transaction.

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

The following table summarizes the compensation to our underwriters in connection with the initial public offering:

	September 30,	September 30,
	Per Unit	Total
Underwriting discounts and commissions paid by us (1)	$0.25	$1,000,000
Contingent fees paid by us (2)	0.33	1,310,000

(1)	Based on the underwriters’ discount equal to 2.5% of the gross proceeds from the sale of units offered to the public.

(2)	This amount includes (A) a deferred fee payable to the underwriters equal to 0.5% of the gross proceeds from the sale of units to the public upon completion of our initial business combination, (B) a contingent fee equal to 2.5% of the aggregate amount of the funds released from the Trust Account to us and/or to our target upon completion of our initial business combination (assuming none of our public stockholders redeem their shares of common stock) payable to Morgan Joseph LLC and such other firms (which may or may not be underwriters), if any, who are instrumental in advising us in connection with the consummation of our initial business combination (in the event that 87% of our public stockholders redeem their shares, we estimate the 0.5% deferred fee equal to $200,000 and the 2.5% contingent fee to equal $131,300) and (C) a contingent fee equal to $100,000 payable to our outside counsel for legal services rendered in connection with the initial public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	Selected Financial Data.

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

We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect our expenses to increase substantially after this annual period in connection with or upon the consummation of a business combination as a result of our acquiring an operating company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2011, we had net loss of approximately $666,264 consisting of $18,404 of interest and dividend income less costs attributable to general and administrative expenses of $684,668.

For the period from July 26, 2010 (inception) through December 31, 2010, we had net loss of $158,030 consisting of interest and dividend income of $4,381 less costs attributable to organization, formation and general and administrative expenses of $162,411.

For the period from July 26, 2010 (inception) to December 31, 2011, we had net loss of $824,294 consisting of interest and dividend income of $22,785 less costs attributable to organization, formation and general and administrative expenses of $847,079.

General and administrative expenses include legal fees, audit and tax return preparation fees, director and officer insurance premiums, administrative service fees, consulting fees and state taxes.

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

We consummated our initial public offering of 4,000,000 units at a price of $10 per unit on November 29, 2010. Gross proceeds from our initial public offering were $40,000,000. Total net proceeds were $38,248,234, before deducting deferred underwriting compensation of $1,000,000 and includes $200,000 received for the purchase of 266,667 warrants by the underwriters. Upon the closing of the initial public offering and the private placement of warrants, $40,400,000 was placed in the Trust Account. We intend to use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we may have sufficient available funds outside of the Trust Account to operate through May 29, 2012, assuming that a business combination is not consummated during that time. However, we cannot be certain that this will be the case.

As of December 31, 2011, we had cash outside of the Trust Account of $85,271 and $803,351 in total liabilities. Until the consummation of our initial public offering, our only source of liquidity was a $75,000 loan made to us in July 2010 by Mr. Shermyen and LLM Structured Equity Fund L.P., two of our sponsors. These loans were repaid out of the proceeds from the initial public offering that was consummated on November 29, 2010.

Additionally, in order to assist us in funding working capital requirements, on February 28, 2012, we issued a $200,000 unsecured convertible promissory note to LLM Structured Equity Fund L.P., one of our sponsors. The note is non-interest bearing and is payable on the earlier of May 29, 2012 or our consummation of an initial business combination. Such loan will not have any recourse against the Trust Account.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	Other Information.

On February 28, 2012, in order to assist us in funding working capital requirements, we issued a $200,000 unsecured convertible promissory note to LLM Structured Equity Fund L.P., one of our sponsors. The note is non-interest bearing and is payable on the earlier of May 29, 2012 or our consummation of an initial business combination. Such loan will not have any recourse against the Trust Account. The foregoing description is qualified in its entirety by reference to the Convertible Promissory Note, a copy of which is filed as Exhibit 10.15 to this Annual Report and is incorporated herein by reference.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of the date of this Annual Report are as follows:

Name	Age	Position

John L. Shermyen	58	Chairman, Chief Executive Officer and Director

Patrick J. Landers	56	President and Director

Peter Schofield	52	Chief Financial Officer, Treasurer and Secretary

Diane M. Daych	54	Director

E. David Hetz	53	Director

Alan W. Pettis	71	Director

John A. Svahn	68	Director

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

E. David Hetz. Mr. Hetz has been a director since October 2010. Mr. Hetz currently serves as Vice Chairman of Cain Brothers, an investment banking firm that focuses on the healthcare industry. Mr. Hetz also currently serves as managing member of Cutlass Capital, LLC, a venture capital firm which he co-founded in 2001 that invests in healthcare services and medical technology companies. From 1987 to 1999, Mr. Hetz was a senior investment banker with Robertson Stephens & Co., serving as co-head of investment banking, head of the mergers and acquisitions department and a member of the management committee. Prior to joining Robertson Stephens & Co., Mr. Hetz was an investment banker at Smith Barney & Co. and prior to that at Warburg Paribas Becker. Mr. Hetz currently serves on the boards of trustees of Claremont McKenna College and the Middlesex School and on the advisory boards of the Kravis Leadership Institute and Charles River Consulting. Mr. Hetz holds a bachelor of arts from Claremont McKenna College and a masters in business administration from Harvard Business School.

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

John A. Svahn. Mr. Svahn has been a director since October 2010. Mr. Svahn currently serves as president of JASCO Associates, Inc., or JASCO, a consulting firm specializing in state and federal human service programs, where he has served since 2003. From 2007 to 2011, Mr. Svahn served as a member of the North American Advisory Board for Lagan, Inc., a United Kingdom firm that provides information technology solutions to government agencies worldwide. Mr. Svahn is also currently a member of the board of directors of The Foundation for the Future of Aging and on the Advisory Board of Audax Health Solutions, Inc. Mr. Svahn served on the board of directors of Epic Edge, a provider of information technology services to state governments, from 2001 to 2003 and LogistiCare, a provider of non-emergency medical transportation management solutions, from 2001 to 2009. From 1994 to 2003, Mr. Svahn was chairman of the board of directors of Capital Associates, Inc., a consulting firm that specialized in helping companies do business with state and local government. From 1995 to 1996, Mr. Svahn was executive vice president of The Wexler Group, in which capacity he represented a variety of companies before Congress and federal executive branch agencies. From 1987 to 1994, Mr. Svahn served as chairman of the board and president of the Government Services Group of MAXIMUS, Inc. In addition, Mr. Svahn has served as assistant to the President of the United States of America for Policy Development, Under Secretary of Health and Human Services and as the US Commissioner of Social Security. Mr. Svahn holds a bachelor’s degree in political science from the University of Washington and completed three years of post-graduate course work at the University of the Pacific, McGeorge School of Law.

Advisory Board

In addition to our board of directors, we have established an advisory board. As of the date of this Annual Report, the members of our advisory board are:

	September 30,	September 30,
Name	Age	Position

Mitchell Eisenberg, M.D.	61	Member

Alan R. Hoops	64	Member

William A. Landman	59	Member

Frederick S. Moseley, IV	59	Member

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

On January 20, 2012, we established a Business Combination Committee which is responsible for overseeing matters relating to our potential initial business combination. The Business Combination Committee currently consists of Ms. Daych and Messrs. Svahn and Pettis (Chair).

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and certain beneficial owners, or, collectively, reporting persons, to file reports of holdings and transactions in our shares with the SEC. Based on our records and other information, we believe that all of the reporting persons filed all the applicable SEC reports required for the year ended December 31, 2011.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2012, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	September 30,	September 30,
Name and Address of Beneficial Owners(1)	Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock

AQR Capital Management, LLC(3)	378,000	8.5%

Polar Securities Inc.(4)	325,000	7.3%

LLM Structured Equity Fund L.P.(5)	732,400	16.5%

LLM Investors L.P.(5)	28,722	*

John L. Shermyen(6)	224,722	5.1%

John A. Svahn	7,500	*

Patrick J. Landers(7)	761,122	17.1%

Peter Schofield(8)	—	*

E. David Hetz	7,500	*

Alan W. Pettis	7,500	*

Diane M. Daych	7,500	*

Frederick S. Moseley, IV(9)	761,122	17.1%

All directors and officers as a group (7 persons)	1,015,844	22.9%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the business address of each of the stockholders is 265 Franklin Street, 20th Floor, Boston, Massachusetts 02110.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after February 14, 2012, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Ownership calculations are based on 5,000,000 shares of common stock outstanding as of February 14, 2012, which is adjusted to exclude 555,556 total shares held in escrow that will be forfeited on the fifth anniversary of our initial business combination unless, prior to such time, either (x) the last sales price of our stock equals or exceeds $18.00 per share for any 20 trading days within any 30-trading day period or (y) a transaction is consummated following our initial business combination in which all stockholders have the right to exchange their common stock for cash consideration that equals or exceeds $18.00 per share, resulting in a total of 4,444,444 shares of common stock outstanding for purposes of the table above.

(3)	Information regarding AQR Capital Management, LLC is based solely upon a Schedule 13G filed by AQR Capital Management, LLC with the SEC on February 8, 2012. AQR Capital Management, LLC reported shared voting power with respect to 378,000 shares and shared investment power with respect to 378,000 shares. The address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(4)	Information regarding Polar Securities Inc. (“Polar”) is based solely on a Schedule 13G filed jointly by Polar and North Pole Capital Master Fund with the SEC on February 14, 2012. The Schedule 13G filed by Polar indicates that North Pole Capital Master Fund has shared voting power with respect to 325,000 shares and shared investment power with respect to 325,000 shares. The address of Polar is 401 Bay Street, Suite 1900, P.O. Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)	LLM Capital Partners LLC is the manager and LLM Advisors L.P. is the general partner of each of LLM Structured Equity Fund L.P. and LLM Investors L.P. (collectively, the “LLM Funds”). Each of LLM Capital Partners LLC and LLM Advisors L.P. may be considered to have beneficial ownership of the LLM Funds’ interest in us. Indirect investment and voting control of LLM Advisors L.P. is held by LLM Capital Partners LLC. Indirect investment and voting control of LLM Capital Partners LLC is held by Patrick J. Landers and Frederick S. Moseley, IV.

(6)	Mr. Shermyen is a limited partner of LLM Structured Equity Fund L.P. and as such may also have an indirect interest in LLM Structured Equity Fund L.P.’s interest in us.

(7)	LLM Capital Partners LLC is the manager and LLM Advisors L.P. is the general partner of each of the LLM Funds. As such, each of LLM Capital Partners LLC and LLM Advisors L.P. may be considered to have beneficial ownership of the LLM Funds’ interest in us. Indirect investment and voting control of LLM Advisors L.P. is held by LLM Capital Partners LLC. Indirect investment and voting control of LLM Capital Partners LLC is held by Patrick J. Landers and Frederick S. Moseley, IV. Mr. Landers also has a direct interest in LLM Investors L.P. and in LLM Advisors L.P. Mr. Landers may be considered to have beneficial ownership of the LLM Funds’ interest in us.

(8)	Mr. Schofield is a limited partner of LLM Advisors L.P., which is the general partner of each of LLM Structured Equity Fund L.P. and LLM Investors L.P. (collectively, the “LLM Funds”), and as such may have an indirect interest in the LLM Funds’ interest in us.

(9)	LLM Capital Partners LLC is the manager and LLM Advisors L.P. is the general partner of each of the LLM Funds. As such, each of LLM Capital Partners LLC and LLM Advisors L.P. may be considered to have beneficial ownership of the LLM Funds’ interest in us. Indirect investment and voting control of LLM Advisors L.P. is held by LLM Capital Partners LLC. Indirect investment and voting control of LLM Capital Partners LLC is held by Patrick J. Landers and Frederick S. Moseley, IV. Mr. Moseley also has a direct interest in LLM Investors L.P. Mr. Moseley may be considered to have beneficial ownership of the LLM Funds’ interest in us.

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

Each of our officers has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, May 29, 2012 or such time as he ceases to be an officer, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $50 million or more, subject to any pre-existing fiduciary or contractual obligations he might have. If any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our officers currently have relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have completed our initial business combination or we have failed to complete our initial business combination by May 29, 2012.

In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. have granted us a “right of first refusal” with respect to an acquisition of any company or assets in the healthcare industry whose enterprise value is $50 million or more. Pursuant to this right of first refusal, each of these entities has agreed to present any investment or purchase opportunity in a company or assets meeting these criteria to a committee of our independent directors for our review and that it will not enter into any agreement to purchase or invest in such company or assets until our committee of independent directors has had a reasonable period of time to determine whether or not to pursue such opportunity. This right of first refusal will expire upon the earlier to occur of (i) the completion of our initial business combination or (ii) May 29, 2012.

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

In order to assist us in funding working capital requirements, on February 28, 2012, we issued a $200,000 unsecured convertible promissory note to LLM Structured Equity Fund L.P., one of our sponsors. The note is non-interest bearing and is payable on the earlier of May 29, 2012 or our consummation of an initial business combination. Such loan will not have any recourse against the Trust Account.

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

ITEM 14.	Principal Accounting Fees and Services.

Audit Fees

Rothstein Kass, or Rothstein, billed us $63,500 and $43,500 in fees for audit services for the period July 26, 2010 (date of inception) to December 31, 2010 and the year ended December 31, 2011, respectively.

Audit Fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements reflecting quarterly results included in our Forms 10-K and 10-Q, respectively. It also includes services that are normally provided by Rothstein in connection with statutory and regulatory filings or engagements.

Audit Related Fees

We were not billed for any fees by Rothstein for assurance and related services that are not reported under Audit Fees above, for the period July 26, 2010 (date of inception) to December 31, 2010 and for the year ended December 31, 2011.

Tax and All Other Fees

We were not billed for any fees by Rothstein for tax compliance, tax advice, tax planning or other work for the period July 26, 2010 (date of inception) to December 31, 2010 and for the year ended December 31, 2011.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

(1)	Financial Statements:

For a list of financial statement included herein, see page F-1.

(2)	Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits:

See attached Exhibit Index of this Annual Report on Form 10-K.

(b)	Exhibits

We hereby file as part of this Annual Report the Exhibits listed below.

EXHIBIT NO.	DESCRIPTION

3.1	Form of Amended and Restated Certificate Of Incorporation **

3.2	Form of Amended and Restated By-Laws **

4.1	Specimen Unit Certificate **

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate **

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the registrant **

10.1	Promissory Note, dated July 29, 2010, issued to LLM Structured Equity Fund L.P**

10.2	Promissory Note, dated July 29, 2010, issued to John L. Shermyen **

10.3	Form of Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company, L&L Acquisition Securities Corp. and the registrant **

10.4	Form of Securities Escrow Agreement among the registrant, Continental Stock Transfer & Trust Company and security holders **

10.5	Form of Registration Rights Agreement among the registrant and security holders **

10.6	Letter Agreement, dated as of August 17, 2010, between LLM Capital Partners LLC and the registrant regarding administrative support **

10.7	Form of Letter Agreement by and between the registrant and each executive officer and director**

10.8	Form of Right of First Refusal Agreement by and among the registrant and LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. **

10.9.1	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and John L. Shermyen **

10.9.2	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and LLM Structured Equity Fund L.P. **

10.9.3	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and LLM Investors Fund L.P. **

10.10	Form of Warrant Subscription Agreement among the registrant and each of the signatories thereto **

10.11	Form of Letter Agreement by and between the registrant and each initial stockholder**

10.12	Securities Assignment Agreement, dated as of October 4, 2010 between LLM Structured Equity Fund L.P., LLM Investors L.P., John L. Shermyen and the Buyers named therein **

EXHIBIT NO.	DESCRIPTION

10.13	Securities Assignment Agreement, dated as of November 2, 2010, between LLM Structured Equity Fund L.P., LLM Investors L.P., John L. Shermyen and the Buyers named therein**

10.14	Contribution Agreement, dated as of November 22, 2010, by and among the registrant, LLM Structured Equity Fund L.P., LLM Investors L.P. and John L. Shermyen **

10.15	Convertible Promissory Note, dated February 28, 2012, issued to LLM Structured Equity Fund L.P. *

14	Code of Conduct and Ethics **

31.1	Rule 13a — 14(a) Rule 15d — 14(a) Certification *

31.2	Rule 13a — 14(a) Rule 15d — 14(a) Certification *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101	XBRL (eXtensible Business Reporting Language). The following financial statements from L&L Acquisition Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL, as follows: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements ††

*	Filed herewith.

**	Previously filed and incorporated by reference to our registration statement on Form S-1, filed with the SEC on August 20, 2010, as amended.

†	Furnished herewith.

††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(c)	Financial Statement Schedules

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

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John L. Shermyen	Director and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
John L. Shermyen

/s/ Patrick J. Landers	Director and President	February 29, 2012
Patrick J. Landers

/s/ Peter Schofield	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012
Peter Schofield

/s/ Diane M. Daych	Director	February 29, 2012
Diane M. Daych

/s/ E. David Hetz	Director	February 29, 2012
E. David Hetz

/s/ Alan W. Pettis	Director	February 29, 2012
Alan W. Pettis

/s/ John A. Svahn	Director	February 29, 2012
John A. Svahn

L&L Acquisition Corp. and Subsidiary

(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

L&L Acquisition Corp. (a developmental stage company):

We have audited the accompanying consolidated balance sheets of L&L Acquisition Corp. and Subsidiary (a development stage company) (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2011, and the periods from July 26, 2010 (date of inception) through December 31, 2010 and July 26, 2010 (date of inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the L&L Acquisition Corp. and Subsidiary (a development stage company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the year ended December 31, 2011, and the periods from July 26, 2010 (date of inception) through December 31, 2010 and July 26, 2010 (date of inception) through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company will face a mandatory liquidation if a business combination is not consummated by May 29, 2012, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Roseland, New Jersey

February 28, 2012

L&L Acquisition Corp. and Subsidiary

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$85,271	$815,026

Investments held in Trust Account	40,422,282	40,404,326

Prepaid expenses	24,738	84,187

Total assets	$40,532,291	$41,303,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$206,999	$198,300
Franchise taxes payable	165,052	18,735

Total current liabilities	372,051	217,035

Deferred underwriting compensation	331,300	331,300
Deferred legal fees relating to the offering	100,000	100,000
Due to Sponsor	—	260,000

Total liabilities	803,351	908,335

Common stock subject to possible redemption, 3,480,000 shares (at redemption value)	35,148,000	35,148,000

Commitments and contingencies

Stockholders equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued and outstanding

Common stock, $.0001 par value, 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2011 and 5,150,000 shares issued and outstanding at December 31, 2010 (includes 3,480,000 shares subject to possible redemption)	500	515
Additional paid-in capital	5,404,734	5,404,719
Deficit accumulated during development stage	(824,294)	(158,030)

Total stockholders’ equity	4,580,940	5,247,204

Total liabilities and stockholders’ equity	$40,532,291	$41,303,539

The accompanying notes are an integral part of these consolidated financial statements.

L & L Acquisition Corp. and Subsidiary

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,	September 30,
		Period from	Period from
	Year	July 26, 2010	July 26, 2010
	ended	(inception) through	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
Revenue	$—	$—	$—
General and administrative expenses	684,668	162,411	847,079

Loss from operations	(684,668)	(162,411)	(847,079)

Interest and dividend income	18,404	4,381	22,785

Loss before provision for income taxes	(666,264)	(158,030)	(824,294)

Provision for income taxes	—	—	—

Net loss attributable to common shares outstanding	$(666,264)	$(158,030)	$(824,294)

Weighted average number of common shares outstanding—basic and diluted	5,002,877	2,205,016	4,161,375

Net loss per share outstanding—basic and diluted	$(0.13)	$(0.07)	$(0.20)

Two Class Method:

Weighted average number of common shares outstanding subject to possible redemption	3,480,000	731,465	2,653,333

Net loss per common share outstanding subject to possible redemption	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding, excluding shares subject to possible redemption—basic and diluted	1,522,877	1,473,551	1,508,041

Net loss per common share outstanding subject to possible redemption —basic and diluted	$(0.44)	$(0.11)	$(0.55)

The accompanying notes are an integral part of these consolidated financial statements.

L & L Acquisition Corp. and Subsidiary

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from July 26, 2010 (date of inception) to December 31, 2011

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
		Amount	Paid-in	Development	Stockholders’
	Shares	$.0001 par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on July 28, 2010 at $.017 per share	1,437,500	$144	$24,856	$—	$25,000

Forfeiture of common stock issued to initial stockholders on November 22, 2010	(287,500)	(29)	29

Sale of 4,000,000 units, net of underwriters’ discount and offering expenses (including 3,480,000 shares subject to possible redemption)	4,000,000	400	38,247,834		38,248,234

Net proceeds subject to possible redemption of 3,480,000 shares			(35,148,000)		(35,148,000)

Sale of private placement warrants			2,280,000		2,280,000

Net loss attributable to common shares	—	—	—	(158,030)	(158,030)

Balance, December 31, 2010	5,150,000	515	5,404,719	(158,030)	5,247,204

Forfeiture on January 8, 2011 of common stock issued to initial stockholders	(150,000)	(15)	15

Net loss attributable to common shares	—	—	—	(666,264)	(666,264)

Balance, December 31, 2011	5,000,000	$500	$5,404,734	$(824,294)	$4,580,940

The accompanying notes are an integral part of these consolidated financial statements.

L & L Acquisition Corp. and Subsidiary

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
		Period from	Period from
	Year	July 26, 2010	July 26, 2010
	ended	(inception) through	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
Cash Flows from Operating Activities
Net loss	$(666,264)	$(158,030)	$(824,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income earned on investments held in Trust Account	(17,499)	(4,326)	(21,825)
Interest income earned on investments held in Trust Account	(457)	—	(457)

Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	59,449	(84,187)	(24,738)
Increase in accrued expenses and other liabilities	96,699	69,868	166,567
Increase in franchise taxes payable	146,317	18,735	165,052

Net cash used in operating activities	(381,755)	(157,940)	(539,695)

Cash Flows from Investing Activities
Cash held in Trust Account	—	(40,400,000)	(40,400,000)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	—	75,000	75,000
Payments of notes payable, stockholders	—	(75,000)	(75,000)
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from public offering	—	40,000,000	40,000,000
Proceeds from issuance of warrants	—	2,280,000	2,280,000
Payment of offering costs	(88,000)	(1,192,034)	(1,280,034)
Advance from Sponsor	—	260,000	260,000
Repayment of advance from Sponsor	(260,000)	—	(260,000)

Net cash provided by (used in) financing activities	(348,000)	41,372,966	41,024,966

Net increase (decrease) in cash	(729,755)	815,026	85,271

Cash and cash equivalents at beginning of the period	815,026	—	—

Cash and cash equivalents at end of the period	$85,271	$815,026	$85,271

Supplemental schedule of non-cash financial activities:

Accrual for offering costs and other expenses	$40,432	$128,432	$40,432
Deferred underwriters' compensation	$—	$331,300	$331,300
Deferred legal fees related to the offering	$—	$100,000	$100,000

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

At December 31, 2011, the Company had not commenced any operations. All activity through December 31, 2011 relates to the Company’s formation and initial public offering (the “Offering”) described below and the identification of a suitable Business Combination candidate.

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

The Company’s Sponsors, officers and directors have agreed that the Company will only have 18 months from November 29, 2010, the date of the closing for the Offering, or until May 29, 2012, to consummate a Business Combination. If the Company does not consummate a Business Combination within such 18 month period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than two business days thereafter, redeem 100% of its public shares for cash equal to their pro-rata share of the aggregate amount then on deposit in the Trust Account (including interest), less franchise and income taxes payable, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The initial stockholders have waived their rights to participate in any redemption with respect to their initial shares. However, the initial stockholders acquired shares of common stock in the Offering, entitling them to a pro-rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per unit in the Offering.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a Business Combination by May 29, 2012. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.

2. Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of L&L Acquisition Corp. and its wholly-owned subsidiary, L&L Acquisition Securities Corp. (“Subsidiary”). All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At December 31, 2011, the Company has not commenced any operations nor generated revenue. All activity through December 31, 2011 relates to the Company’s formation and the initial public offering and the identification of a suitable Business Combination candidate. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest and dividend income on the designated Trust Account since the Offering.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. As the Company reported a net loss for the year and period ended December 31, 2011 and the period ended December 31 2010, the effect of the 7,040,000 warrants (which consists of 4,000,000 warrants sold in the Offering and 3,040,000 warrants issued to the Company’s Sponsors, directors and advisors and the underwriters), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period. The Company’s statements of operations include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

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

As of December 31, 2011, investment securities in the Company’s Trust Account consist of $40,421,336 in U.S. government treasury bills with a maturity of 180 days or less and another $946 invested in a money market mutual fund that meets the conditions of Rule 2a-7 of the 1940 Act. As of December 31, 2010, restricted cash held in the Company’s Trust Account consists of $40,404,326 in a money market mutual fund that meets the conditions of Rule 2a-7 of the 1940 Act. The Company considers the investment in the money market mutual fund to be a cash equivalent.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has the following deferred tax assets and liabilities at December 31, 2011 and 2010:

	September 30,	September 30,
	2011	2010
Noncurrent assets and liabilities:
Net operating loss carryforwards	$79,000	$7,500
Amortizable start-up costs	249,000	55,400

	328,000	62,900
Valuation allowance	(328,000)	(62,900)

Net noncurrent deferred tax asset	$—	$—

The Company has net operating losses amounting to approximately $199,000 that begin to expire in 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic recession imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company established a valuation allowance of $328,000 as of December 31, 2011, which fully offset the deferred tax asset of $328,000. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $625,000 and net operating losses of approximately $199,000. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The statutory federal income tax rate and the effective rate are reconciled as follows:

September 30,
Statutory federal income tax rate	34%
State and local taxes, net of federal tax benefit	6%
Valuation allowance	(40)%

0%

There were no unrecognized tax benefits as of December 31, 2011. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for all years since its inception.

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

Commencing on November 29, 2010, the Company entered into an Administrative Services Agreement with LLM Capital Partners LLC for an aggregate monthly fee of $7,500 for office space, general and administrative services. This agreement will expire upon the earlier of: (a) the successful completion of a Business Combination, (b) May 29, 2012, or (c) the date on which the Company is dissolved and liquidated.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Financial Assets at Fair Value as of December 31, 2011

	September 30,	September 30,	September 30,	September 30,
			Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
United States Treasury Bills held in Trust Account	$40,421,336	$40,421,336	$—	$—
Restricted cash held in Trust Account	946	946	—	—

Total	$40,422,282	$40,422,282	$—	$—

Financial Assets at Fair Value as of December 31, 2010

	September 30,	September 30,	September 30,	September 30,
Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Restricted cash held in Trust Account	$40,404,326	$40,404,326	$—	$—

Total	$40,404,326	$40,404,326	$—	$—

The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheet for other current assets and accrued expenses approximate fair value due to their short-term maturities.

7. Subsequent Events

On February 28, 2012, the Company issued a $200,000 unsecured convertible promissory note to LLM Structured Equity Fund L.P. to fund additional working capital. The note is non-interest bearing and is payable on the earlier of May 29, 2012 or the consummation of an initial Business Combination.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Form of Amended and Restated Certificate Of Incorporation **

3.2	Form of Amended and Restated By-Laws **

4.1	Specimen Unit Certificate **

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate **

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the registrant **

10.1	Promissory Note, dated July 29, 2010, issued to LLM Structured Equity Fund L.P. **

10.2	Promissory Note, dated July 29, 2010, issued to John L. Shermyen **

10.3	Form of Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company, L&L Acquisition Securities Corp. and the registrant **

10.4	Form of Securities Escrow Agreement among the registrant, Continental Stock Transfer & Trust Company and security holders **

10.5	Form of Registration Rights Agreement among the registrant and security holders **

10.6	Letter Agreement, dated as of August 17, 2010, between LLM Capital Partners LLC and the registrant regarding administrative support **

10.7	Form of Letter Agreement by and between the registrant and each executive officer and director**

10.8	Form of Right of First Refusal Agreement by and among the registrant and LLM Capital Partners LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. **

10.9.1	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and John L. Shermyen **

10.9.2	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and LLM Structured Equity Fund L.P. **

10.9.3	Securities Purchase Agreement, dated as of July 6, 2010, between the registrant and LLM Investors Fund L.P. **

10.10	Form of Warrant Subscription Agreement among the registrant and each of the signatories thereto **

10.11	Form of Letter Agreement by and between the registrant and each initial stockholder **

10.12	Securities Assignment Agreement, dated as of October 4, 2010 between LLM Structured Equity Fund L.P., LLM Investors L.P., John L. Shermyen and the Buyers named therein **

10.13	Securities Assignment Agreement, dated as of November 2, 2010, between LLM Structured Equity Fund L.P., LLM Investors L.P., John L. Shermyen and the Buyers named therein **

10.14	Contribution Agreement, dated as of November 22, 2010, by and among the registrant, LLM Structured Equity Fund L.P., LLM Investors L.P. and John L. Shermyen **

10.15	Convertible Promissory Note, dated February 28, 2012, issued to LLM Structured Equity Fund L.P. *

14	Code of Conduct and Ethics **

31.1	Rule 13a — 14(a) Rule 15d — 14(a) Certification *

31.2	Rule 13a — 14(a) Rule 15d — 14(a) Certification *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101	XBRL (eXtensible Business Reporting Language). The following financial statements from L&L Acquisition Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL, as follows: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements ††

*	Filed herewith.

**	Previously filed and incorporated by reference to our registration statement on Form S-1, filed with the SEC on August 20, 2010, as amended.

†	Furnished herewith.

††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.